Form 10-Q
period 1997-03-31
SCOTT CABLE COMMUNICATIONS INC
filed 1997-06-30
CIK 723272

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q

(MARK ONE)


|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

              OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-22-093

                        SCOTT CABLE COMMUNICATIONS, INC.
         ------------------------------------------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Texas                                           75-1766202
-------------------------------                       -------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

   Four Landmark Square, Suite 302, Stamford, CT           06901
   -------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (203)323-1100
                                                   -------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X                        No
        -------                        -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Yes    X                        No
        -------                        -------

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding at June 30, 1997
    -------------                      -----------------------------------
Class A common, $0.10 par value                        1,000
Class B common, $0.10 par value                       24,000
Class C common, $0.10 par value                       75,000

                           SCOTT CABLE COMMUNICATIONS, INC.

                                        INDEX

                                    MARCH 31, 1997


                                                                Pages
                                                                -----


PART 1:  FINANCIAL INFORMATION

    Item I.  Financial Statements:

      Consolidated Balance Sheets as of March 31, 1997
      (unaudited)and December 31, 1996                                 2

      Consolidated Statements of Operations for the
      quarters ended March 31, 1997 and 1996 (unaudited)               3

      Consolidated Statements of Cash Flows for the quarters
      ended March 31, 1997 and 1996 (unaudited)                        4

      Notes to the Consolidated Financial Statements (unaudited)     5-6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          7-10

PART II: OTHER INFORMATION

    Item 6.                                                           11

Signature Page                                                        11

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                           MARCH 31,      DECEMBER 31,
                                             1997             1996
                                          -----------     ------------
                                          (UNAUDITED)

ASSETS

INVESTMENT IN CABLE TELEVISION SYSTEMS:
 Land and land improvements............        $18,523         $18,523
 Vehicles..............................      1,400,872       1,400,872
 Buildings and improvements............        127,326         127,326
 Office furniture and equipment........        405,738         388,513
 CATV distribution systems and related
  equipment.............................    40,905,192      39,415,762
                                          ------------    ------------
    Total fixed assets.................     42,857,651      41,350,996
 Less accumulated depreciation.........    (25,313,462)    (24,402,301)
                                          ------------    ------------
    Total fixed assets--net............     17,544,189      16,948,695

FRANCHISE COSTS--net...................      3,115,670       3,997,320
GOODWILL--net..........................     19,707,327      19,877,946
DEFERRED FINANCING COSTS--net..........      2,615,423       2,760,110
DEFERRED FEDERAL INCOME TAXES..........        961,846         961,846
CASH AND CASH EQUIVALENTS..............      2,672,396         838,232
ACCOUNTS RECEIVABLE less allowance for
 doubtful accounts of $116,598 in 1997
 and $105,881 in 1996..................        420,612         483,319
PREPAID AND OTHER ASSETS...............        758,416       1,525,334
                                          ------------    ------------
TOTAL ASSETS...........................    $47,795,879     $47,392,802
                                          ------------    ------------
                                          ------------    ------------

LIABILITIES AND
SHAREHOLDERS' DEFICIENCY

LIABILITIES:

 Notes and loans payable...............   $155,332,109    $151,918,827
 Accounts payable and accrued
  expenses.............................      7,659,144       7,087,654
 Unearned income.......................        165,403         172,903
 Deferred state income taxes...........        603,981         608,443
                                          ------------    ------------
   Total liabilities...................    163,760,637     159,787,827

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
 Common Stock..........................         10,000          10,000
 Additional paid-in-capital............      4,229,850       4,229,850
 Deficit...............................   (120,204,608)   (116,634,875)
                                          ------------    ------------
   Total shareholders' deficiency......   (115,964,758)   (112,395,025)
                                          ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 DEFICIENCY............................    $47,795,879   $  47,392,802
                                          ------------    ------------
                                          ------------    ------------

See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                           THREE MONTHS ENDED MARCH 31,
                                                1997         1996
                                           ------------  --------------

Revenues...............................     $7,870,116    $7,226,469
                                           ------------  --------------

Costs and expenses:
Operating expenses.....................      2,619,678     2,479,094
Selling, general and administrative
 expenses..............................      1,339,656     1,162,272
Management fees........................        355,328       325,191
Depreciation and amortization..........      2,106,738     1,842,139
Reorganization items...................         68,185       561,651
                                           ------------  --------------
Total costs and expenses...............      6,489,585     6,370,347
                                           ------------  --------------

Operating Income.......................      1,380,531       856,122
Interest expense, net of interest
 income of $22,757 in 1997 and
 $102,717 in 1996......................     (4,954,726)    (4,419,645)
                                           ------------  --------------
Loss before income taxes...............     (3,574,195)    (3,563,523)

Income tax benefit.....................          4,462              0
                                           ------------  --------------
Net loss.................................  ($3,569,733)   ($3,563,523)
                                           ------------  --------------
                                           ------------  --------------

See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                           THREE MONTHS ENDED MARCH 31,
                                                1997         1996
                                           ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................   ($3,569,733)    ($3,563,523)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation.........................       911,161         811,191
   Amortization.........................     1,179,921       1,025,794
   Accretion of notes and loans
    payable.............................     3,413,282       1,325,727
   Deferred Federal and state
    income taxes........................        (4,462)              0
 Changes in assets and liabilities:
   (Decrease) increase in unearned
    income..............................        (7,500)         12,457
   Decrease (increase) in accounts
    receivable..........................        62,707        (235,224)
   Decrease in prepaid and other
    assets..............................       766,918         984,580
   Increase in accounts payable and
    accrued expenses....................       571,490       3,168,688
                                           ------------  --------------
Net cash provided by operating
 activities.............................     3,323,784       3,529,690
                                           ------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...................    (1,506,655)       (404,148)
                                           ------------  --------------
Net cash used in investing activities...    (1,506,655)       (404,148)
                                           ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction in deferred financing costs..        17,035               0
                                           ------------  --------------
Net cash provided by financing
 activities.............................        17,035               0
                                           ------------  --------------
Net change in cash and cash
 equivalents............................     1,834,164       3,125,542
Cash and cash equivalents
 -Beginning of period...................       838,232       6,964,927
                                           ------------  --------------
Cash and cash equivalents
 -End of period.........................    $2,672,396     $10,090,469
                                           ------------  --------------
                                           ------------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

 INFORMATION:
Cash paid during the three months
 for interest...........................            $0              $0
                                           ------------  --------------
                                           ------------  --------------
Cash paid during the three months
 for income taxes.......................            $0              $0
                                           ------------  --------------
                                           ------------  --------------
Reorganization items paid during the
 three months
 Legal fees.............................       $22,114        $449,384
 Financial advisory fees................             0         112,267
 Other..................................        46,071               0
                                           ------------  --------------
                                               $68,185        $561,651
                                           ------------  --------------
                                           ------------  --------------

See notes to consolidated financial statements.

                           SCOTT CABLE COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             QUARTER ENDED MARCH 31, 1997
                                     (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The interim financial statements for Scott Cable Communications, Inc. and consolidated subsidiaries (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, included within the Company's Registration of its Class A common stock on Form 10. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of March 31, 1997 and for the quarters ended March 31, 1997 and 1996 have been made. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to those used in 1997.

NOTE 2 - EMERGENCE FROM BANKRUPTCY

As more fully described in Part I - Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in February, 1996. The Bankruptcy Court (the "Court") confirmed a Plan of Reorganization (the "Plan"), and it became effective on December 18, 1996. Pursuant to the terms of the Plan, the Company entered into an agreement for a new senior, secured credit facility. Proceeds of this facility were used to retire the Company's previously outstanding Senior Debt, Senior Subordinated Notes, and Zero Coupon Subordinated Notes. The Company also issued Senior PIK Notes and Junior PIK Notes in exchange for its previously outstanding Subordinated Debentures and Junior Subordinated Debentures, respectively (see Liquidity and Capital Resources discussion in Item 2 and Registration on Form 10 for additional information).

NOTE 3 - BASIS OF PRESENTATION

Pursuant to the Plan, the Court required the Company to put in escrow the aggregate sum of $387,000 pending the resolution of a claim by certain of the Company's former Senior Secured Noteholders. The claim includes interest computed at the default rate on the then outstanding Senior Secured Notes. The Company has objected to the claim. This cash held in escrow is included in the Balance Sheet caption "Prepaid and Other Assets" at March 31, 1997 and December 31, 1996.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). The statement requires the use of an asset and liability approach for financial
accounting and reporting for income taxes.   Deferred tax assets relate
primarily to net operating losses, investment tax credits and Federal Alternative Minimum Tax credit carryforwards. Deferred tax liabilities relate to temporary differences between book and tax depreciation and amortization expenses, and deferred gain on installment sales.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

Scott Cable Management Company, Inc. ("Management") acts as manager for the Company. In accordance with the management agreement, Management was paid a management fee equal to 4.5% of total revenues (as defined in the agreement) through December 31, 1996. The Company entered into a new management agreement with Management which became effective January 1, 1997. Under the new agreement, Management is to be paid a management fee equal to 4.25% of total revenues, plus an additional 0.25% of revenues if certain operating results are met. The management fee, including the potential additional 0.25% in 1997 was $355,328 and $325,191 for the quarters ended March 31, 1997 and 1996, respectively. Additionally, the Company paid Management for out-of-pocket expenses in the amount of $15,766 and $15,525 for the quarters ended March 31, 1997 and 1996, respectively.

                           SCOTT CABLE COMMUNICATIONS, INC.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to the Registration Statement on Form 10 for Scott Cable Communications, Inc. (the "Company") for additional information regarding the Company's background and significant accounting policies. The Company's historic interim financial results discussed below are not necessarily indicative of future performance.

Background

In January 1988, Simmons Communications Merger Corp. merged (the "Merger") with and into the Company pursuant to a merger agreement whereby each share of common stock of the Company was converted into the right to receive $27.25 in cash or approximately $129.3 million in the aggregate. As a result of the Merger, the Company became highly-leveraged.

In October 1992, the 1992 Cable Act was enacted and the FCC imposed extensive regulations on the rates charged by cable television owners and operators. Beginning in 1993, the Company's revenue and cash flow were adversely impacted by these regulations as the Company was required to reduce many of its service rates effective September 1993 and again in August 1994.

In 1993, the Company extended the maturity date of its senior indebtedness to November 1995 and in conjunction with such extension, agreed to make principal payments of $15 million in January 1994 and $18 million in March 1995. As part of the Company's effort to satisfy these mandatory payment obligations and provide additional working capital, the Company sold cable systems located in Rancho Cucamonga, California in January 1994 for $23.6 million and Missouri, Oklahoma, Kansas and northern Texas for $12.4 million in February 1995.

In October 1995, the Company failed to make an interest payment on its outstanding subordinated debentures and in November 1995, the Company's senior secured debt aggregating approximately $34.4 million matured and the Company failed to pay such debt on maturity. The Company entered into 90-day standstill agreements with holders of its senior bank loans and notes and holders of its senior subordinated notes in order to seek refinancing alternatives; however, the Company was unable to refinance its obligations or negotiate a restructuring on favorable terms prior to the expiration of the standstill agreements.

In February 1996, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Company sought new financing to replace approximately $62.3 million of debt which had matured and negotiated new terms for approximately $88.4 million of subordinated and junior subordinated debt, including the deferral of cash interest payments for several years. In December 1996, the Bankruptcy Court confirmed the Company's Plan of Reorganization and it became effective on December 18, 1996 concurrently with the Company's consummation of a new senior, secured credit facility which provides for up to $67.5 million in loans and the issuance of Senior and Junior PIK Notes (as defined below) in the aggregate principal amount of $88.4 million. See -- "Liquidity and Capital Resources".

Results of Operations

Three Months ended March 31, 1997 and 1996

Revenues. Revenues for the quarter ended March 31, 1997 increased approximately $644,000, or 8.9%, over the same period of the previous year.

Revenue from basic services (the most popular levels of service with subscribers) increased approximately $570,000 or 10.2% in the first quarter of 1997. Approximately $77,000, or 14%, of this increase is attributable to a greater average number of subscribers during 1997 compared to 1996 (75,965 compared with 74,901), while $473,000 is due to higher average basic revenue per subscriber. The average monthly rate for average subscribers outstanding during the quarter increased from $24.95 in 1996 to $27.10 in 1997. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was a sold as a premium service. Revenue from commercial accounts and multi-dwelling unit complexes billed on a bulk basis increased approximately $20,000, or 9.1% due to additional volume and rate increases.

Revenue from Premium Services (single channels offered to the subscribers for an additional monthly charge) increased approximately $29,000 or 4.2% over 1996 due principally to a higher average revenue per pay unit. This increase more than offset the reduction in revenues from 10% fewer average pay units in 1997 compared to 1996. The decline in average pay units was due primarily to the repositioning of The Disney Channel as a basic service as discussed above, and the repackaging of Showtime and The Movie Channel services as a single premium service. Historically these three services were offered individually at retail rates less than the average of all premium services, so the reduction in these units resulted in a 14% higher average rate on the currently offered services.

All other revenues increased by approximately $45,000 or 4.9% for the period ended March 31, 1997 as compared to the same period in the previous year. Approximately $17,000 of the increase was attributable to an increase in advertising sales; $13,000 to an increase in installation revenue from additional connection activity; and $12,000 to an increase in franchise fee pass through revenue, which is a function of the overall increase in basic and premium service revenue. Other smaller increases were attributable to the overall increase in average number of subscribers, offset by a decrease in revenues from programming guide sales.

Operating Expenses. Operating expenses increased approximately $141,000, or 5.7% from 1996 to 1997. Basic programming costs increased by approximately $186,000, or 18%. The addition of The Disney Channel to the Satellite Tier level of service accounted for 70% of this increase in basic programming costs. The balance of the increase was due to cost increases from program providers, increased average subscribers, and additional programs being added. These increases in operating expenses were offset by approximately $46,000 of increased capitalized labor and overhead in 1997 compared to 1996 due to increased capital expenditures.

Selling, general and administrative expenses . Selling, general and administrative expenses for the quarter ended March 31, 1997 increased by approximately $177,000, or 15.3%, over the same period of the prior year. Components of the increase were as follows: marketing expenses increased approximately $52,000 or 50.8%; bad debt expense increased approximately $52,000, representing an increase from 0.8% of revenues in 1996 to 1.4% in 1997; wages and benefits excluding health insurance increased by approximately $20,000, or 4.2%, due to inflation; health insurance increased approximately $27,000, or 32.3% due to increased medical claims; costs associated with billing of subscribers increased approximately $14,000, or
11.2 % due to the use of more sophisticated billing systems, and; other selling, general and administrative expenses increased approximately $12,000, or 3.9% primarily due to inflation.

Reorganization items.   Reorganization expenses decreased approximately
$493,000, or 87.9%, from 1996 to 1997 as the bankruptcy filing and refinancing were largely completed during 1996.

Management Fees. Management fees increased by approximately $30,000 due to increased revenues.

Depreciation and Amortization. Depreciation and amortization increased by approximately $265,000 or 14.4% due to ongoing capital additions and deferred financing costs.

Interest Expense. Interest expense, net of interest income, increased by approximately $535,000 or 12.1%. Approximately $80,000 of the increase was due to decreased interest income from lower available cash balances. Average cash balances during the first quarter of 1996 were higher than in 1997 due to the non-payment of the interest due on the subordinated debentures on October 15, 1995, and an approximate $2.2 million escrow required under the terms of the 1993 debt maturity extension agreement. This cash was used to repay debt and accrued interest December 18, 1996 in accordance with the terms of the Plan. The remaining increase is due to higher outstanding debt ($155,332,109 as of March 31, 1997 as compared to $151,918,827 as of March
31, 1996), as well as a higher overall effective interest rate as a result of the refinancing (see - "Liquidity and Capital Resources").

Net Loss. Net loss for the quarter ended March 31, 1997 increased by approximately $11,000 compared to the first quarter of 1996. This change was principally the result of the net effect of the changes in revenues and expenses as discussed above.

Liquidity and Capital Resources

The Company's ongoing need for capital will be for debt service and capital expenditures to the extent they exceed cash provided from operations. The Company incurred no additional debt since its restructuring effective December 18, 1996.

Loan Agreement. In December 1996, the Company entered into a loan agreement with Finova Capital Corporation (the "Loan Agreement") for a senior, secured credit facility in the aggregate amount of $67.5 million. The credit facility includes a $57.5 million term loan and up to $10.0 million in revolving loans. The loans are secured by, among other things, a lien on substantially all of the Company's real and personal property and a pledge by the Company's stockholders of all of the issued and outstanding shares of common stock in the Company. The proceeds of the initial loans ($63.0 million) were used to refinance existing indebtedness pursuant to the terms and provisions of the Plan of Reorganinzation and the revolving loans will be used to provide the Company with additional working capital. The $57,500,000 term loan is payable in increasing quarterly principal installments commencing in January, 1998 with an aggregate of $1,050,000 payable in 1998, $1,550,000 due in 1999,
$2,200,000 due in 2000, $2,600,000 due in 2001, and a final maturity of
January 2, 2002. In addition, under the Loan Agreement, the Company is required to use 75% of its annual "excess cash flow," as defined in the Loan Agreement, to reduce the principal outstanding under the term loan, beginning with excess cash flow for the year ending December 31, 1997. The Revolving Facility is for $10,000,000, and matures on January 2, 2002. Unused portions of the revolving loans may be borrowed and reborrowed at the Company's discretion subject to the applicable commitment and borrowing base limitations.

The outstanding Term Loan and Revolving Facility currently bear interest at 1.5% per annum above the Citibank, N.A. corporate base rate. The margin above the corporate base rate is subject to change in the event the Company does not meet a fixed ratio of outstanding loans to operating cash flow, which is measured each quarter. As of March 31, 1997, the Company had $57.5 million outstanding pursuant to the Term Loan and $5.5 million outstanding pursuant to Revolving Facility, and both loans bore interest at the rate of 10.0% per annum.

Subject to certain exceptions, the Loan Agreement prohibits or restricts, among other things, the incurrence of liens, the incurrences of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. In addition, the Loan Agreement contains financial covenants which prohibit the Company from making capital expenditures in excess of $5.6 million 1997, $4.6 million in 1998, $8.3 million in 1999, $7.3 million in 2000 and $2.7 million in 2001. The Loan Agreement limits the ratio of senior debt to cash flow (as defined therein) to 5.0 to 1 through June, 1997, which ratio is reduced to 4.25 to 1 at September 30, 1999 and thereafter. The Loan Agreement also requires: (1) the ratio of cash flow to fixed charges to be no less than
1.1 to 1 through 1998 and 1.05 to 1 thereafter, and; (2) a ratio of cash flow to debt service to be no less than 1.85 to 1 except for the four quarters ended September 30, 1999, during which period it must be no less than 1.8 times.

Senior PIK Notes. On December 18, 1996, the Company executed an indenture with Fleet National Bank, as Trustee (the "Senior Indenture"), pursuant to which the Company issued an aggregate of $49,500,000 in 15% Senior Subordinated Pay-in-Kind Notes due March 18, 2002 (the "Senior PIK Notes"). The Senior PIK Notes have been issued to a depository on behalf of the holders of certain claims under the Plan of Reorganization. The Senior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinate to the liens created under the Loan Agreement. Interest accrues on the outstanding balance of the Senior PIK Notes at 15% per annum, however, interest will be paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Senior PIK Notes will be due and payable on March 18, 2002.

Subject to certain exceptions, the Senior Indenture prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. The Senior Indenture does not require the Company to maintain any financial ratios.

Junior PIK Notes. On December 18, 1996, the Company executed an indenture with Fleet National Bank, as Trustee (the "Junior Indenture"), pursuant to which the Company issued an aggregate of $38,925,797 in 16% Junior Subordinated Pay-in-Kind Notes due July 18, 2002 (the ("Junior PIK Notes"). The Junior PIK Notes have been issued directly to the appropriate class of claimants under the Plan. The Junior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinated to the liens created under the Loan Agreement and the Senior Indenture. Interest accrues on the outstanding balance of the Junior PIK Notes at 16% per annum, however, interest will be paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Junior PIK Notes will be due and payable on July 18, 2002.

Subject to certain exceptions, the Junior Indenture prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. The Junior Indenture does not require the Company to maintain any financial ratios.

System Upgrades and Rebuilds. The Company anticipates that over the next four years it will spend approximately $12.2 million to upgrade and rebuild its systems and approximately $3.6 million for additional plant construction (enabling it to pass approximately 11,600 additional homes). The Company anticipates it will spend approximately $2.7 million and $1.0 million for upgrades and rebuilds and approximately $.8 million and $.8 million for plant construction during 1997 and 1998, respectively. (These amounts are included in the figures set forth immediately above). The Company's policy has been to utilize fiber optics technology in its rebuild projects, when it is appropriate. The Company believes that the addition of fiber optics in plant construction will extend system reach, improve picture quality, allow for increased channel capacity and improve system reliability.

The cable television business requires substantial financing for construction, maintenance, and expansion of cable plant. The Company has historically financed its capital needs through long term debt and, to a lesser extent, cash provided from operating activities.

Based on the Company's current plan of operations, it is anticipated that the Company's projected cash flow from operations and current debt facilities will provide sufficient working capital for operations, debt service requirements and planned capital expenditures for the next several years. However, there can be no assurance that the Company will not require additional financing prior to that time. The Company's capital requirements depend on, among other things, whether the Company is successful in generating increased revenues and cash flow, governmental regulations affecting the cable television industry generally and the Company's systems in particular, the ability of the Company to successfully renew its franchise agreements and competing technological market developments.

The Company's cash and cash equivalents increased by approximately $1.8 million for the quarter ended March 31, 1997. Interest on the Company's senior loans is payable quarterly in arrears on the first business day of the subsequent quarter. Consequently, cash and cash equivalents as of March 31, 1997 do not reflect the interest payment of approximately $1.6 million made on April 1, 1997. Accounts payable and accrued expenses decreased approximately $571,000 during the quarter ended March 31, 1997 due to normal annual payments of certain expenses, and also due to the payment of some of the Company's pre-petition liabilities, in accordance with the Company's
Plan of Reorganization, as approved by the United States Bankruptcy Court for the District of Delaware on December 6, 1996.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        27.  Financial Data Schedule


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SCOTT CABLE COMMUNICATIONS, INC.
                           --------------------------------
                                     (Registrant)


Date:  June 30, 1997         By:  /s/ John M. Flanagan, Jr.
                                 ---------------------------

                                 John M. Flanagan, Jr.
                                   Senior Vice President
                                   & Chief Financial Officer
                                   (Principal Financial
                                   Officer and Officer
                                   Duly Authorized to Sign
                                   on Behalf of the
                                   Registrant)