Form 10-Q/A
period 1997-03-31
SCOTT CABLE COMMUNICATIONS INC
filed 1997-08-14
CIK 723272

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                              _______________________

                                   FORM 10-Q/A
                               (Amendment Number 1)

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from __________to ___________



Commission file number 0-22-093
                       --------

                        SCOTT CABLE COMMUNICATIONS, INC.
                   ---------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Texas                                             75-1766202
--------------------------------                        -------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)



Four Landmark Square, Suite 302, Stamford, CT                   06901
----------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


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

YES          NO
    ---         -------

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  X       NO
    ---         -------



Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at March 31, 1997
            ---------                   -----------------------------
Class A common, $0.10 par value.....                1,000
Class B common, $0.10 par value.....               24,000
Class C common, $0.10 par value.....               75,000

                        SCOTT CABLE COMMUNICATIONS, INC.

                                     INDEX
                                   FORM 10Q/A
                               (Amendment Number 1)

                                 MARCH 31, 1997

    Item 1 and Item 2 of Part 1 are hereby amended and restated in this Form 10Q/A filed for the quarter ended March 31, 1997 in order to restate the interest expense, and the consolidated statement of cash flows for the for the quarter ended March 31, 1996. See explanatory note on page 1a for additional information.

                                                                PAGES
                                                                -----

PART 1:  FINANCIAL INFORMATION

   Item I Financial Statements:

      Consolidated Balance Sheets as of March 31,
        1997 (unaudited) and December 31, 1996                     2

      Consolidated Statements of Operations for the
        quarters ended March 31, 1997 and 1996
        (unaudited)                                                3

      Consolidated Statements of Cash Flows for the
        quarters ended March 31, 1997 and 1996
        (unaudited)                                                4

      Notes to the Consolidated Financial Statements
        (unaudited)                                              5-6

   Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of Operations           7-11


PART II:  OTHER INFORMATION

   None

Signature Page                                                    12

                           SCOTT CABLE COMMUNICATIONS, INC.
                                      FORM 10Q/A
                                 (Amendment Number 1)
                                    MARCH 31, 1997

                                   EXPLANATORY NOTE

Upon filing for bankruptcy in February, 1996 (see Background section of Management's Discussion and Analysis of Financial Condition and Results of Operations), interest expense on the Company's Subordinated Debentures and its Junior Subordinated Debentures ceased accruing. The Consolidated Statement of Operations for the quarter ended March 31, 1996 included in the Company's Form 10Q for the quarter ended March 31, 1997 incorrectly reflected the continued accrual of that interest expense. The adjustment reflected in this Amendment to correct the error is a reduction of interest expense for the quarter ended March 31, 1996 in the amount of $1,460,235, with a corresponding adjustment to the Consolidated Statement of Cash Flow.

A reclassification of restricted cash was made from the line entitled "cash and cash equivalents" to the line entitled "prepaid and other assets" in the amounts of $2,632,183 and $2,662,574 at December 31, 1995 and March 31, 1996,
respectively, which impacted the Consolidated Statement of Cash Flow for the quarter ended March 31, 1996. This represents cash held in a cash collateral account which was unavailable to the Company without permission of its senior lenders. This restriction was removed on December 18, 1996 as a result of the refinancing of the Company's debt.




                                         -1a-

               SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,        DECEMBER 31,
ASSETS                                                                                 1997             1996
------                                                                            --------------   --------------
                                                                                   (UNAUDITED)
INVESTMENT IN CABLE TELEVISION SYSTEMS:
  Land and land improvements....................................................  $       18,523   $      18,523
  Vehicles......................................................................       1,400,872       1,400,872
  Buildings and improvements....................................................         127,326         127,326
  Office furniture and equipment................................................         405,738         388,513
  CATV distribution systems and related equipment...............................      40,905,192      39,415,762
                                                                                  --------------  ---------------
    Total fixed assets..........................................................      42,857,651      41,350,996
  Less accumulated depreciation.................................................     (25,313,462)    (24,402,301)
                                                                                  --------------  ---------------
  Total fixed assets--net.......................................................      17,544,189      16,948,695

FRANCHISE COSTS--net............................................................       3,115,670       3,997,320
GOODWILL--net...................................................................      19,707,327      19,877,946
DEFERRED FINANCING COSTS--net...................................................       2,615,423       2,760,110
DEFERRED FEDERAL INCOME TAXES...................................................         961,846         961,846
CASH AND CASH EQUIVALENTS.......................................................       2,672,396         838,232
ACCOUNTS RECEIVABLE less allowance for doubtful accounts of
  $116,598 in 1997 and $105,881 in 1996.........................................         420,612         483,319
PREPAID AND OTHER ASSETS........................................................         758,416       1,525,334
                                                                                  --------------  ---------------
TOTAL ASSETS....................................................................  $   47,795,879   $  47,392,802
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
Notes and loans payable.........................................................  $  155,332,109   $ 151,918,827
Accounts payable and accrued expenses...........................................       7,659,144       7,087,654
Unearned income.................................................................         165,403         172,903
Deferred state income taxes.....................................................         603,981         608,443
                                                                                  --------------  ---------------
  Total liabilities.............................................................     163,760,637     159,787,827

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
  Common Stock..................................................................          10,000          10,000
  Additional paid-in-capital....................................................       4,229,850       4,229,850
  Deficit.......................................................................    (120,204,608)   (116,634,875)
                                                                                  --------------  ---------------
    Total shareholders' deficiency..............................................    (115,964,758)   (112,395,025)
                                                                                  --------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY..................................  $   47,795,879   $  47,392,802
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------

                 See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                           1997           1996
                                                                                      -------------  -------------
                                                                                                       (RESTATED)

Revenues............................................................................  $   7,870,116  $   7,226,469
                                                                                      -------------  -------------
Costs and expenses:
  Operating expenses................................................................      2,619,678      2,479,094
  Selling, general and administrative expenses......................................      1,339,656      1,162,272
  Management fees...................................................................        355,328        325,191
  Depreciation and amortization.....................................................      2,106,738      1,842,139
  Reorganization items..............................................................         68,185        561,651
                                                                                      -------------  -------------
    Total costs and expenses........................................................      6,489,585      6,370,347
                                                                                      -------------  -------------

Operating Income....................................................................      1,380,531        856,122

Interest expense, net of interest income of $22,757 in 1997 and $102,717 in 1996....     (4,954,726)    (2,959,410)
                                                                                      -------------  -------------
Loss before income taxes............................................................     (3,574,195)    (2,103,288)
Income tax benefit..................................................................          4,462              0
                                                                                      -------------  -------------
Net loss............................................................................  ($  3,569,733) ($  2,103,288)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                            THREE MONTHS ENDED MARCH 31,
                                                                1997           1996
                                                            -------------  -------------
                                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................   ($3,569,733)   ($2,103,288)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation...........................................        911,161        811,191
   Amortization...........................................      1,179,921      1,025,794
   Accretion of notes and loans payable...................      3,413,282        648,135
   Deferred Federal and state income taxes................         (4,462)             0
 Changes in assets and liabilities:
   (Decrease) increase in unearned income.................         (7,500)        12,457
   Decrease (increase) in accounts receivable.............         62,707       (235,224)
   Decrease in prepaid and other assets...................        766,918        954,189
   Increase in accounts payable
    and accrued expenses..................................        571,490      2,386,045
                                                              -----------    -----------
Net cash provided by operating activities.................      3,323,784      3,499,299
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.....................................     (1,506,655)      (404,148)
                                                              -----------    -----------
Net cash used in investing activities.....................     (1,506,655)      (404,148)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction in deferred financing costs....................         17,035              0
                                                              -----------    -----------
Net cash provided by financing activities.................         17,035              0
                                                              -----------    -----------
Net change in cash and cash equivalents...................      1,834,164      3,095,151
Cash and cash equivalents--Beginning of period............        838,232      4,332,744
                                                              -----------    -----------
Cash and cash equivalents--End of period..................    $ 2,672,396    $ 7,427,895
                                                              -----------    -----------
                                                              -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the three months for interest............    $         0    $         0
                                                              -----------    -----------
                                                              -----------    -----------
Cash paid during the three months for income taxes........    $         0    $         0
                                                              -----------    -----------
                                                              -----------    -----------
Reorganization items paid during the three months
 Legal fees...............................................    $    22,114    $   449,384
 Financial advisory fees..................................              0        112,267
 Other....................................................         46,071              0
                                                              -----------    -----------
                                                              $    68,185    $   561,651
                                                              -----------    -----------
                                                              -----------    -----------

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

NOTE 2 - EMERGENCE FROM BANKRUPTCY

As more fully described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in February, 1996. The Bankruptcy Court (the "Court") confirmed a Plan of Reorganization (the "Plan"), and it became effective on December 18, 1996. Pursuant to the terms of the Plan, the Company entered into an agreement for a new senior, secured credit facility. Proceeds of this facility were used to retire the Company's previously outstanding Senior Debt, Senior Subordinated Notes, and Zero Coupon Subordinated Notes. The Company also issued Senior PIK Notes and Junior PIK Notes in exchange for its previously outstanding Subordinated Debentures and Junior Subordinated Debentures, respectively (see Liquidity and Capital Resources discussion in Item 2 and Registration on Form 10 for additional information).

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

                 SCOTT CABLE COMMUNICATIONS, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to Form 10 for Scott Cable Communications, Inc. (the "Company") for additional information regarding the Company's background and significant accounting policies. Due to a changing competitive and regulatory environment, the Company's historic interim financial results discussed below are not necessarily indicative of future performance.

Background

In January 1988, Simmons Communications Merger Corp. merged with and into the Company pursuant to a merger agreement whereby each share of common stock of the Company was converted into the right to receive $27.25 in cash or approximately $129.3 million in the aggregate. As a result of the Merger, the Company became highly-leveraged.

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

In October 1995, the Company failed to make an interest payment on its outstanding subordinated debentures and in November 1995, the Company's senior secured debt aggregating approximately $34.4 million matured and the Company failed to pay such debt on maturity. The Company entered into 90-day standstill agreements with holders of its senior bank loans and notes and holders of its senior subordinated notes in order to seek refinancing alternatives; however, the Company was unable to refinance its obligations or negotiate a restructuring on favorable terms prior to the expiration of the agreements.

In February 1996, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Company sought new financing to replace approximately $62.3 million of debt which had matured and negotiated new terms for approximately $88.4 million of subordinated and junior subordinated debt, including the deferral of cash interest payments for several years. In December 1996, the Bankruptcy Court confirmed the Plan of Reorganization and it became effective on December 18, 1996 concurrently with the Company's consummation of a new senior, secured credit facility which provides for up to $67.5 million in loans and the issuance of Senior and Junior PIK Notes (as defined below) in the aggregate principal amount of $88.4 million. See "Liquidity and Capital Resources" below.

Results of Operations

Three Months ended March 31, 1997 and 1996

Revenues. Revenues for the quarter ended March 31, 1997 increased approximately $644,000, or 8.9% over the same period of the previous year.

     Revenue from basic services (the most popular levels of service with subscribers) increased approximately $570,000 or 10.2%. Approximately $77,000, or 14% of this increase is attributable to the greater average number of subscribers during 1997 compared to 1996, while $473,000 is due to higher average basic revenue per subscriber. The average monthly rate for average subscribers outstanding during the quarter increased from $24.95 in 1996 to $27.10 in 1997. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was a sold as a premium service. Revenue from commercial accounts and multi-dwelling unit complexes billed on a bulk basis increased approximately $20,000, or 9.1% due to additional volume and rate increases.

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

All other revenues increased by approximately $45,000 or 4.9%. Approximately $17,000 of the increase was attributable to an increase in advertising sales; $13,000 to an increase in installation revenue from additional connection activity; and $12,000 to an increase in franchise fee pass through revenue, which is a function of the overall increase in basic and premium service revenue.
Other smaller increases were attributable to the overall increase in average number of subscribers, offset by a decrease in revenues from programming guide sales.

Operating Expenses. Operating expenses increased approximately $141,000, or 5.7% from 1996 to 1997. Basic programming costs increased by approximately $186,000, or 18%. The addition of The Disney Channel to the Satellite Tier level of service accounted for 70% of this increase in basic programming costs. The balance of the increase is due to cost increases from program providers, increased average subscribers, and additional programs being added. These increases in operating expenses were offset by approximately $46,000 of increased capitalized labor and overhead in 1997 compared to 1996 due to increased capital expenditures.

Selling, general and administrative expenses . Selling, general and administrative expenses for the quarter ended March 31, 1997 increased by approximately $177,000, or 15.3% over the same period of the prior year. Components of the increase were as follows: marketing expenses increased approximately $52,000 or 50.8%; bad debt expense increased approximately $52,000, representing an increase from 0.8% of revenues in 1996 to 1.4% in 1997; wages and benefits excluding health insurance increased by approximately $20,000 , or 4.2% due to inflation; health insurance increased approximately $27,000, or 32.3% due to increased medical claims; costs associated with billing of subscribers increased approximately $14,000, or 11.2 % due to the use of more sophisticated billing systems, and; other selling, general and administrative expenses increased approximately $12,000, or 3.9% primarily due to inflation.

Reorganization items.   Reorganization expenses decreased
approximately $493,000, or 87.9% from 1996 to 1997 as the bankruptcy filing and refinancing were largely completed during 1996.

Management Fees.  Management fees increased by approximately
$30,000 due to increased revenues.

Depreciation and Amortization.  Depreciation and
Amortization increased by approximately $265,000 or 14.4% due to ongoing capital additions and deferred financing costs.

Interest Expense. Interest Expense, net of interest income increased by approximately $1,995,000 or 67%. Approximately $1,460,000 of the increase was attributable to the cessation of interest accrual on the Company's Subordinated Debentures and its Junior Subordinated Debentures in February, 1996 due to the filing for bankruptcy. Approximately $80,000 of the increase was due to decreased interest income from lower available cash balances. Average cash balances during the first quarter of 1996 were higher than in 1997 due to the non-payment of the interest due on the subordinated debentures on October 15, 1995, and an approximate $2.2 million escrow required under the terms of the 1993 debt maturity extension agreement. This cash was used to repay debt and accrued interest on December 18, 1996 in accordance with terms of the Plan. The remaining increase in interest expense is due to higher outstanding debt ($155,332,109 as of March 31, 1997 as compared to $151,918,827 as of March 31, 1996), as well as a higher overall effective interest rate as a result of the refinancing (see "Liquidity and Capital Resources" below).

Net Loss. Net loss for the quarter ended March 31, 1997 increased by approximately $1,466,000 compared to the first quarter of 1996. This change was the net effect of the changes in revenues and expenses as discussed above.

Liquidity and Capital Resources

The Company's ongoing need for capital will be for debt service and capital expenditures to the extent they exceed cash provided from operations. The Company incurred no additional debt since its restructuring effective December 18, 1996.

Loan Agreement. The Company's Senior credit facility consists of a Term Loan and a Revolving Facility. The $57,500,000 term loan is payable in increasing quarterly principal installments commencing in January, 1998 with an aggregate of $1,050,000 payable in 1998, $1,550,000 due in 1999, $2,200,000 due in 2000,
$2,600,000 due in 2001, and a final maturity of January 2, 2002. In addition, under the Loan Agreement, the Company is required to use 75% of its annual "excess cash flow," as defined in the Loan Agreement, to reduce the principal outstanding under the term loan, beginning with excess cash flow for the year ending December 31, 1997. The Revolving Facility is for $10,000,000, and matures on January 2, 2002. Unused portions of the revolving loans may be borrowed and reborrowed at the Company's discretion subject to the applicable commitment and borrowing base limitations.

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

The loans are secured by, among other things, a lien on substantially all of the Company's real and personal property and a pledge by the Company's stockholders of all of the issued and outstanding shares of common stock in the Company. The proceeds of the initial loans ($63.0 million) were used to refinance existing indebtedness pursuant to the terms and provisions of the Plan of Reorganization and the revolving loans will be used to provide the Company with additional working capital. Subject to certain exceptions, the Loan Agreement prohibits or restricts, among other things, the incurrence of liens, the incurrences of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. In addition, the Loan Agreement contains financial covenants which prohibit the Company from making capital expenditures in excess of $5.6 million 1997, $4.6 million in 1998, $8.3 million in 1999, $7.3 million in 2000 and $2.7 million in 2001. The Loan Agreement limits the ratio of senior debt to cash flow (as defined therein) to 5.0 to 1 through June, 1997, which ratio is reduced annually beginning September 30, 1997 to 4.25 to 1 at September 30, 1999 and thereafter. The Loan Agreement also requires: (1) the ratio of cash flow to fixed charges to be no less than 1.1 to 1 through 1998 and 1.05 to 1 thereafter, and; (2) a ratio of cash flow to debt service to be no less than
1.85 to 1 except for the four quarters ended September 30, 1999, during which period it must be no less than 1.8 times.

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

The Company's cash and cash equivalents increased by approximately $1.8 million for the quarter ended March 31, 1997. Interest on the Company's Senior loans is payable quarterly in arrears on the first business day of the subsequent quarter. Consequently, cash and cash equivalents as of March 31, 1997 do not reflect the payment of approximately $1.6 million made on April 1, 1997. Accounts payable and accrued expenses decreased approximately $571,000 during the quarter ended March 31, 1997 due to normal annual payments of certain expenses, and also due to the payment of some of the Company's pre-petition liabilities, in accordance with the Company's Second Amended Joint Plan of
Reorganization, as approved by the United States Bankruptcy
Court for the District of Delaware on December 6, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCOTT CABLE COMMUNICATIONS, INC.
                                    (REGISTRANT)


DATE: AUGUST 14, 1997                            BY: /S/ JOHN M. FLANAGAN, JR
                                                 ____________________________

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