Form 10-Q
period 1997-06-30
SCOTT CABLE COMMUNICATIONS INC
filed 1997-08-14
CIK 723272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

| x | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997
                               -------------

                       OR

|   |     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ---------- TO ----------

Commission file number 0-22-093
                       --------

                      SCOTT CABLE COMMUNICATIONS, INC.
                      --------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Texas                                               75-1766202
-------------------------------                           --------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

Four Landmark Square, Suite 302, Stamford, CT  06901
-----------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (203) 323-1100
                                                    --------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES                       NO
            ----------               ----------

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        YES     X               NO
           -----------            -----------


Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                             OUTSTANDING AT JUNE 30, 1997
-------------------------------------------      ----------------------------

Class A common, $0.10 par value............               1,000
Class B common, $0.10 par value............              24,000
Class C common, $0.10 par value............              75,000

                        SCOTT CABLE COMMUNICATIONS, INC.

                                     INDEX
                                    FORM 10Q

                                 JUNE 30, 1997



                                                                        PAGES
                                                                       -------


PART 1:   FINANCIAL INFORMATION

          Item I. Financial Statements:

          Consolidated Balance Sheets as of June 30, 1997 (unaudited)
          and December 31, 1996                                               2

          Consolidated Statements of Operations for the quarters
          and six months ended June 30, 1997 and 1996 (unaudited)             3

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1997 and 1996 (unaudited)                            4

          Notes to the Consolidated Financial Statements (unaudited)        5-6

          Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7-12

PART II:  OTHER INFORMATION

          None

Signature Page                                                               13

               SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,       DECEMBER 31,
ASSETS                                                                                 1997             1996
------                                                                             --------------  ---------------
                                                                                   (UNAUDITED)
INVESTMENT IN CABLE TELEVISION SYSTEMS:
  Land and land improvements....................................................   $     18,523    $      18,523
  Vehicles......................................................................      1,442,170        1,400,872
  Buildings and improvements....................................................        127,326          127,326
  Office furniture and equipment................................................        422,358          388,513
  CATV distribution systems and related equipment...............................     42,066,275       39,415,762
                                                                                  --------------  ---------------
  Total fixed assets............................................................     44,076,652       41,350,996
  Less accumulated depreciation.................................................    (26,112,176)     (24,402,301)
                                                                                  --------------  ---------------
  Total fixed assets--net.......................................................     17,964,476       16,948,695

FRANCHISE COSTS--net............................................................      2,234,018        3,997,320
GOODWILL--net...................................................................     19,536,708       19,877,946
DEFERRED FINANCING COSTS--net...................................................      2,487,773        2,760,110
DEFERRED FEDERAL INCOME TAXES...................................................        961,846          961,846
CASH AND CASH EQUIVALENTS.......................................................      2,760,360          838,232
ACCOUNTS RECEIVABLE less allowance for doubtful accounts of
  $127,562 in 1997 and $105,881 in 1996.........................................        450,316          483,319
PREPAID AND OTHER ASSETS........................................................        773,376        1,525,334
                                                                                  --------------  ---------------
TOTAL ASSETS....................................................................   $ 47,168,873    $  47,392,802
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

LIABILITIES:
  Notes and loans payable.......................................................   $158,783,492    $ 151,918,827
  Accounts payable and accrued expenses.........................................      7,253,455        7,087,654
  Unearned income...............................................................        189,379          172,903
  Deferred state income taxes...................................................        577,323          608,443
                                                                                  --------------  ---------------
  Total liabilities.............................................................    166,803,649      159,787,827

SHAREHOLDERS' DEFICIENCY:
  Common Stock..................................................................         10,000           10,000
  Additional paid-in-capital....................................................      4,229,850        4,229,850
  Deficit.......................................................................   (123,874,626)    (116,634,875)
                                                                                  --------------  ---------------
  Total shareholders' deficiency................................................   (119,634,776)    (112,395,025)
                                                                                  --------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY..................................   $ 47,168,873    $  47,392,802
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------

See notes to consolidated financial statements.

               SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------  ----------------------------
                                                             1997          1996           1997           1996
                                                         ------------  -------------  -------------  -------------
Revenues............................................     $  8,081,652  $   7,434,258  $  15,951,768  $  14,660,727
Costs and expenses:
  Operating expenses................................        2,803,798      2,521,256      5,423,476      5,000,350
  Selling,general and administrative
   expenses.........................................        1,358,604      1,168,777      2,698,260      2,331,049
  Management fees...................................          362,502        334,542        717,830        659,733
  Depreciation and amortization.....................        2,121,738      1,866,165      4,228,476      3,708,304
  Reorganization items..............................           92,679        720,638        160,864      1,282,289
                                                         ------------  -------------  -------------  -------------
    Total costs and expenses........................        6,739,321      6,611,378     13,228,906     12,981,725
                                                         ------------  -------------  -------------  -------------
Operating income....................................        1,342,331        822,880      2,722,862      1,679,002

Interest expense, net of interest income
 of $15,023 and $115,365 for the three months
 ended  June 30, 1997 and 1996, and $37,780 and
 $218,082 for the six months ended June 30, 1997
 and 1996...........................................       (5,039,007)    (1,568,003)    (9,993,733)    (4,527,413)
                                                         ------------  -------------  -------------  -------------
Loss before income taxes............................       (3,696,676)      (745,123)    (7,270,871)    (2,848,411)

Income tax benefit..................................           26,658          1,000         31,120          1,000
                                                         ------------  -------------  -------------  -------------
Net loss............................................     ($ 3,670,018) ($    744,123) ($  7,239,751) ($  2,847,411)
                                                         ------------  -------------  -------------  -------------
                                                         ------------  -------------  -------------  -------------

See notes to consolidated financial statements.

               SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                        SIX MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      1997           1996
                                                                                       -----------   ------------
 Net loss.........................................................................  ($  7,239,751) ($  2,847,411)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation..................................................................      1,868,634      1,649,150
     Amortization..................................................................      2,359,842      2,059,154
     Accretion of Notes and Loans payable..........................................      6,864,665        648,135
     Deferred Federal and state income taxes.......................................        (31,120)            --
 Changes in assets and liabilities:
   Increase in unearned income.....................................................         16,476         11,816
   Decrease (increase) in accounts receivable......................................         33,003       (233,915)
   Decrease in prepaid and other assets............................................        751,958        814,870
   Increase in accounts payable and accrued expenses...............................        165,801      3,410,300
                                                                                     -------------  -------------
Net cash provided by operating activities..........................................      4,789,508      5,512,099
                                                                                     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................................     (2,884,415)    (2,134,800)
                                                                                     -------------  -------------
Net cash used in investing activities..............................................     (2,884,415)    (2,134,800)
                                                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Adjustment in deferred financing costs...........................................         17,035       (500,000)
                                                                                     -------------  -------------
Net cash provided by (used in) financing activities................................         17,035       (500,000)
                                                                                     -------------  -------------

Net change in cash and cash equivalents............................................      1,922,128      2,877,299

Cash and cash equivalents--Beginning of period.....................................        838,232      4,332,744
                                                                                     -------------  -------------
Cash and cash equivalents--End of period...........................................  $   2,760,360  $   7,210,043
                                                                                     -------------  -------------
                                                                                     -------------  -------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six months for interest.......................................  $   1,772,369  $   1,304,694
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Cash paid during the six months for income taxes...................................             --             --
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Reorganization items paid during the six months
  Legal fees.......................................................................  $      97,121  $     767,706
  Financial advisory fees..........................................................       --              491,140
  Other............................................................................         63,743         23,443
                                                                                      -------------  ------------
                                                                                     $     160,864  $   1,282,289
                                                                                     -------------- -------------
                                                                                     -------------- -------------

See notes to consolidated financial statements.

                 SCOTT CABLE COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

The interim financial statements for Scott Cable Communications, Inc. and consolidated subsidiaries (the "Company") as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 are unaudited. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, included within the Company's Registration of its Class A common stock on Form 10. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 have been made. The results of operations for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results for the entire year.

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

NOTE 3 - BASIS OF PRESENTATION

Pursuant to the Plan, the Court required the Company to put in escrow the aggregate sum of $387,000 pending the resolution of a claim by certain of the Company's former Senior Secured Noteholders. The claim includes interest computed at the default rate on a portion of the then outstanding Senior
Secured Notes.  The Company has objected to the claim.   This cash held in
escrow is included in the Balance Sheet caption "Prepaid and Other Assets" at June 30, 1997 and December 31, 1996.

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

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

Scott Cable Management Company, Inc. ("Management") acts as manager for the Company. In accordance with the management agreement, Management was paid a management fee equal to 4.5% of total revenues (as defined in the agreement) through December 31, 1996. The Company entered into a new management agreement with Management which became effective January 1, 1997. Under the new agreement, Management is to be paid a management fee equal to 4.25% of total revenues, plus an additional 0.25% of revenues if certain operating results are met. The management fee, including the potential additional 0.25% in 1997 was $717,830 and $659,733 for the six months ended June 30, 1997 and 1996, respectively. Additionally, the Company paid Management for out-of-pocket expenses in the amount of $29,877 and $28,391 for the six months ended June 30, 1997 and 1996, respectively.

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

BACKGROUND

In January 1988, Simmons Communications Merger Corp. merged with and into the Company pursuant to a merger agreement whereby each share of common stock of the Company was converted into the right to receive $27.25 in cash or approximately $129.3 million in the aggregate. As a result of the Merger, the Company became highly leveraged.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

REVENUES. Revenues for the six months ended June 30, 1997 increased approximately $1,291,000, or 8.8% over the same period of the previous year.

Revenue from basic services (the most popular levels of service with subscribers) increased approximately $1,069,000 or 9.7%. Approximately $175,000 of this increase is attributable to the greater average number of subscribers during 1997 compared to 1996, while $894,000 is due to higher average basic revenue per subscriber. The average monthly rate for average subscribers outstanding during the six months increased from $25.48 in 1996 to $27.49 in 1997. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was a sold as a premium service. Revenue from commercial accounts and multi-dwelling unit complexes billed on a bulk basis increased approximately $29,000, or 6.6%
due primarily to rate increases.

Revenue from Premium Services (single channels offered to the subscribers for an additional monthly charge) increased approximately $64,000 or 4.6% over 1996 due to a higher average revenue per pay unit. This increase more than offset the reduction in revenues from 8% fewer average pay units in 1997 compared to 1996. The decline in average pay units was due primarily to the repositioning of The Disney Channel as a basic service as discussed above, and the repackaging of Showtime and The Movie Channel services as a single premium service. These three services were offered individually at retail rates less than the average of all premium services, so the repositioning of these services resulted in a 13.6% higher average rate on the currently offered services.

All other revenues increased by approximately $129,000 or 6.9%.
Approximately $80,000 of the increase was attributable to an increase in revenue from pay per view events, and approximately $27,000 of the increase was from advertising revenue.

OPERATING EXPENSES. Operating expenses increased approximately $423,000, or 8.5% from 1996 to 1997. Basic programming costs increased by approximately $381,000, or 17.8%. The addition of The Disney Channel to the Satellite Tier level of service accounted for 41% of this increase in basic programming costs. The balance of the increase is due to cost increases from program providers, increased average subscribers, and additional programming services being added.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . Selling, general and administrative expenses for the six months June 30, 1997 increased by approximately $367,000, or 15.8% over the same period of the prior year. Components of the increase were as follows: marketing expenses increased approximately $57,000 or 26.5%; bad debt expense increased approximately $156,000, representing an increase from 0.8% of revenues in 1996 to 1.7% in 1997; health insurance increased approximately $50,000, or 29% due to increased medical claims; costs associated with billing of subscribers increased approximately $36,000, or 14.9 % due to the use of more sophisticated billing systems, and; other selling, general and administrative expenses net increased approximately $68,000, primarily due to inflation.

REORGANIZATION ITEMS.   Reorganization expenses decreased approximately
$1,121,000 from 1996 to 1997 as the bankruptcy filing and refinancing were largely completed during 1996.

MANAGEMENT FEES. Management fees increased by approximately $58,000 due to increased revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased by approximately $520,000 or 14% due to ongoing capital additions and amortization of deferred financing costs.

INTEREST EXPENSE. Interest Expense, net of interest income increased by approximately $5,466,000. This was due to the cessation of the accrual of interest on the Subordinated and Junior Subordinated debentures in 1996 as a result of the Company's filing for bankruptcy. Approximately $181,000 of the increase was due to decreased interest income from lower available cash balances. Average cash balances during the six months of 1996 were higher than in 1997 due to the non-payment of the interest due on the subordinated debentures on October 15, 1995, and an approximate $2.7 million escrow required under the terms of the 1993 debt maturity extesnion agreement.

This cash was used to repay debt and accrued interest on December 18, 1996 in accordance with terms of the Plan. The remaining increase in interest expense is due to higher outstanding debt ($158,783,492 as of June 30, 1997 as compared to $151,918,827 as of June 30, 1996), as well as a higher overall effective interest rate as a result of the refinancing (see "Liquidity and Capital Resources" below).

NET LOSS. Net loss for the six months ended June 30, 1997 increased approximately $4,392,000. This change was the net effect of the changes in revenues and expenses as discussed above.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

REVENUES. Revenues for the quarter ended June 30, 1997 increased approximately $647,000, or 8.7% over the same period of the previous year.

Revenue from basic services increased approximately $520,000 or 9.3%. Approximately $67,000 of this increase is attributable to the higher average number of subscribers during 1997 compared to 1996, while $453,000 is due to higher average basic revenue per subscriber. The average monthly rate for average subscribers outstanding during the quarter increased from $25.81 in 1996 to $27.83 in 1997. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was a sold as a premium service. Revenue from commercial accounts and multi-dwelling unit complexes billed on a bulk basis increased approximately $9,000, or 4.1% due to additional volume and rate increases.

Revenue from Premium Services increased approximately $34,000 or 5.1% over 1996 due principally to a higher average revenue per pay unit. This increase more than offset the reduction in revenues from 15% fewer average pay units in 1997 compared to 1996. The decline in average pay units was due primarily to the repositioning of The Disney Channel as a basic service as discussed above, and the repackaging of Showtime and The Movie Channel services as a single premium service. These three services were offered individually at retail rates less than the average of all premium services, so the repositioning of these services resulted in a 23.1% higher average rate on the currently offered services.

All other revenues increased by approximately $84,000 or 8.8%. Approximately $72,000 of the increase was attributable to an increase in revenue from pay per view events.

OPERATING EXPENSES. Operating expenses increased approximately $283,000, or 11.2% from 1996 to 1997. Basic programming costs increased by approximately $195,000, or 17.6%. The addition of The Disney Channel to the Satellite Tier level of service accounted for 79% of this increase in basic programming costs. The balance of the increase is due to cost increases from program providers, increased average subscribers, and additional programs being added. Program costs related to pay per view revenue increased by $45,000 as a function of the increase in pay per view revenues. $43,000 less labor and
overhead was capitalized in 1997 compared to 1996.   Changes in other direct
operating costs from 1996 to 1997 were insignificant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 1997 increased by approximately $190,000, or 16.2% over the same period of the prior year. Components of the increase were as follows: marketing expenses increased approximately $5,000 or 4.4%; bad debt expense increased approximately $105,000, representing an increase from 0.7% of revenues in 1996 to 2.0% in 1997; health insurance increased approximately $23,000, or 27% due to increased medical claims; costs associated with billing of subscribers increased approximately $22,000, or 18.8 % due to the use of more sophisticated billing systems, and; other selling, general and administrative expenses net increased approximately $35,000, primarily due to inflation.

REORGANIZATION ITEMS.   Reorganization expenses decreased approximately
$628,000 from 1996 to 1997 as the bankruptcy filing and refinancing were largely completed during 1996.

MANAGEMENT FEES. Management fees increased by approximately $28,000 due to increased revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased by approximately $256,000 or 13.7% due to ongoing capital additions and amortization of deferred financing costs.

INTEREST EXPENSE. Interest Expense, net of interest income increased by approximately $3,471,000. This was primarily due to the cessation of the accrual of interest on the Subordinated and Junior Subordinated debentures in 1996 as a result of the Company's filing for bankruptcy. Approximately $100,000 of the increase was due to decreased interest income from lower available cash balances. Average cash balances during the Second quarter of 1996 were higher than in 1997 due to the non-payment of the interest due on the subordinated debentures on October 15, 1995, and an approximate $2.7 million escrow required under the terms of the 1993 debt maturity extension agreement. This cash was used to repay debt and accrued interest on December 18, 1996 in accordance with terms of the Plan. The remaining increase in interest expense is due to higher outstanding debt ($158,783,492 as of June 30, 1997 as compared to $151,918,827 as of June 30, 1996), as well as a higher overall effective interest rate as a result of the refinancing (see "Liquidity and Capital Resources" below).

NET LOSS.   Net loss for the quarter ended June 30, 1997 increased
approximately $2,926000. This change was the net effect of the changes in revenues and expenses as discussed above.

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

The outstanding Term Loan and Revolving Facility currently bear interest at 1.5% per annum above the Citibank, N.A. corporate base rate. The margin above the corporate base rate is subject to change in the event the Company does not meet a fixed ratio of outstanding loans to operating cash flow, which is measured each quarter. As of June 30, 1997, the Company had $57.5 million outstanding pursuant to the Term Loan and $5.5 million outstanding pursuant to Revolving Facility, and both loans bore interest at the rate of 10.0% per annum.

The loans are secured by, among other things, a lien on substantially all of the Company's real and personal property and a pledge by the Company's stockholders of all of the issued and outstanding shares of common stock in the Company. The proceeds of the initial loans ($63.0 million) were used to refinance existing indebtedness pursuant to the terms and provisions of the Plan of Reorganization and the revolving loans will be used to provide the Company with additional working capital. Subject to certain exceptions, the Loan Agreement prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. In addition, the Loan Agreement contains financial covenants which prohibit the Company from making capital expenditures in excess of $5.6 million 1997, $4.6 million in 1998, $8.3 million in 1999, $7.3 million in 2000 and $2.7 million in 2001. The Loan Agreement limits the ratio of senior debt to cash flow (as defined therein) to 5.0 to 1 through June, 1997, which ratio is reduced annually beginning September 30, 1997 to 4.25 to 1 at September 30, 1999 and thereafter. The Loan Agreement also requires: (1) the ratio of cash flow to fixed charges to be no less than 1.1 to 1 through 1998 and 1.05 to 1 thereafter, and; (2) a ratio of cash flow to debt service to be no less than
1.85 to 1 except for the four quarters ended September 30, 1999, during which period it must be no less than 1.8 times.

SENIOR PIK NOTES. On December 18, 1996, the Company executed an indenture with Fleet National Bank, as Trustee (the "Senior Indenture"), pursuant to which the Company issued an aggregate of $49,500,000 in 15% Senior Subordinated Pay-in-Kind Notes due March 18, 2002 (the "Senior PIK Notes"). The Senior PIK Notes have been issued to a depository on behalf of the holders of certain claims under the Plan of Reorganization. The Senior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinate to the liens created under the Loan Agreement. Interest accrues on the outstanding balance of the Senior PIK Notes at 15% per annum; however, interest will be paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Senior PIK Notes will be due and payable on March 18, 2002.

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

JUNIOR PIK NOTES. On December 18, 1996, the Company executed an indenture with Fleet National Bank, as Trustee (the "Junior Indenture"), pursuant to which the Company issued an aggregate of $38,925,797 in 16% Junior Subordinated Pay-in-Kind Notes due July 18, 2002 (the ("Junior PIK Notes"). The Junior PIK Notes have been issued directly to the appropriate class of claimants under the Plan. The Junior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinated to the liens created under the Loan Agreement and the Senior Indenture. Interest accrues on the outstanding balance of the Junior PIK Notes at 16% per annum; however, interest will be paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Junior PIK Notes will be due and payable on July 18, 2002.

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

The Company's cash and cash equivalents increased by approximately $1.9 million for the six months ended June 30, 1997. Interest on the Company's Senior loans is payable quarterly in arrears on the first business day of the subsequent quarter. Consequently, cash and cash equivalents as of June 30, 1997 do not reflect the payment of approximately $1.6 million made on July 1, 1997.

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

                          SCOTT CABLE COMMUNICATIONS, INC.
                          --------------------------------
                                   (REGISTRANT)





DATE: AUGUST 14, 1997                          BY:  /S/ JOHN M. FLANAGAN, JR.
                                               -------------------------------
                                               JOHN M. FLANAGAN, JR.
                                               SENIOR VICE PRESIDENT &
                                               CHIEF FINANCIAL OFFICER
                                               (Principal Financial Officer
                                                and Officer Duly Authorized
                                                to Sign on Behalf of the
                                                Registrant)