Form 10-Q
period 1997-09-30
SCOTT CABLE COMMUNICATIONS INC
filed 1997-11-14
CIK 723272

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------

                                     FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997
                              ------------------

                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number 0-22-093

                          SCOTT CABLE COMMUNICATIONS, INC.
             ----------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TEXAS                                      75-1766202
-------------------------------                    -------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

FOUR LANDMARK SQUARE, SUITE 302, STAMFORD, CT             06901
---------------------------------------------          ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (203) 323-1100
                                                  ----------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes / X /                No  /   /

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Yes / X /                No  /   /

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                          OUTSTANDING AT SEPTEMBER 30, 1997
        -----                          ---------------------------------
Class A common, $0.10 par value                       1,000
Class B common, $0.10 par value                      24,000
Class C common, $0.10 par value                      75,000

                           SCOTT CABLE COMMUNICATIONS, INC.

                                        INDEX
                                       FORM 10Q

                                  September 30, 1997


                                                         Pages
                                                         -----

PART 1:  FINANCIAL INFORMATION

    Item I.  Financial Statements:

      Consolidated Balance Sheets as of
       September 30, 1997 (unaudited)
       and December 31, 1996                               2

      Consolidated Statements of Operations
       for the three months and nine months ended
       September 30, 1997 and 1996 (unaudited)             3

      Consolidated Statements of Cash Flows for
       the nine months ended September 30, 1997
       and 1996 (unaudited)                                4

        Notes to the Consolidated Financial
        Statements (unaudited)                             5-6

    Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                7-12

PART II: OTHER INFORMATION

    Item 6.   Exhibits                                     13


Signature Page                                             14

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,
                                                        1997          DECEMBER 31,
                                                     (UNAUDITED)         1996
                                                    -------------    -------------
ASSETS
INVESTMENT IN CABLE TELEVISION SYSTEMS:
  Land and land improvements                        $      18,523    $      18,523
  Vehicles                                              1,607,857        1,400,872
  Buildings and improvements                              127,326          127,326
  Office furniture and equipment                          427,768          388,513
  CATV distribution systems and related equipment      42,843,686       39,415,762
                                                    -------------    -------------
  Total fixed assets                                   45,025,160       41,350,996
  Less accumulated depreciation                       (27,084,558)     (24,402,301)
                                                    -------------    -------------
  Total fixed assets - net                             17,940,602       16,948,695

FRANCHISE COSTS - net                                   1,352,365        3,997,320
GOODWILL - net                                         19,366,090       19,877,946
DEFERRED FINANCING COSTS - net                          2,360,123        2,760,110
DEFERRED FEDERAL INCOME TAXES                             961,846          961,846
CASH AND CASH EQUIVALENTS                               3,406,967          838,232
ACCOUNTS RECEIVABLE less allowance for
 doubtful accounts of $126,014  and
 $105,881, respectively                                   417,876          483,319
PREPAID AND OTHER ASSETS                                  807,951        1,525,334
                                                    -------------    -------------
TOTAL ASSETS                                        $  46,613,820    $  47,392,802
                                                    -------------    -------------
                                                    -------------    -------------
LIABILITIES AND
SHAREHOLDERS' DEFICIENCY

LIABILITIES:

   Notes and loans payable                          $ 162,459,285    $ 151,918,827
   Accounts payable and accrued expenses                6,907,940        7,087,654
   Unearned income                                        197,005          172,903
   Deferred state  income taxes                           550,664          608,443
                                                    -------------    -------------
   Total  liabilities                                 170,114,894      159,787,827
                                                    -------------    -------------
SHAREHOLDERS' DEFICIENCY:
  Common stock                                             10,000           10,000
  Additional paid- in- capital                          4,229,850        4,229,850
  Deficit                                            (127,740,924)    (116,634,875)
                                                    -------------    -------------
 Total shareholders' deficiency                      (123,501,074)    (112,395,025)
                                                    -------------    -------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $  46,613,820    $  47,392,802
                                                    -------------    -------------
                                                    -------------    -------------



                  See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                    Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                                  1997           1996           1997           1996
                                                               ----------     ----------    -----------    -----------
Revenues                                                       $8,098,525     $7,479,380    $24,050,293    $22,140,107
                                                               ----------     ----------    -----------    -----------
Costs and expenses:
  Operating expenses                                            2,819,521      2,643,918      8,242,997      7,644,268
  Selling, general and administrative
    expenses                                                    1,334,756      1,243,969      4,033,016      3,575,018
  Management fees                                                 364,433        336,571      1,082,263        996,304
  Depreciation and amortization                                 2,161,228      1,997,832      6,389,704      5,706,136
  Reorganization items                                                  0        682,522        160,864      1,964,811
                                                               ----------     ----------    -----------    -----------
    Total costs and expenses                                    6,679,938      6,904,812     19,908,844     19,886,537
                                                               ----------     ----------    -----------    -----------

Operating income                                                1,418,587        574,568      4,141,449      2,253,570

Interest expense, net of interest income
  of $26,730 and $116,895 for the three months ended
  September 30, 1997 and 1996, and $64,510 and $334,977 for
  the nine months ended September 30, 1997 and 1996.           (5,304,265)    (1,582,129)   (15,297,998)    (6,109,542)
                                                               ----------     ----------    -----------    -----------
Loss before income taxes                                       (3,885,678)    (1,007,561)   (11,156,549)    (3,855,972)

Income tax benefit                                                 19,380             49         50,500          1,049
                                                               ----------     ----------    -----------    -----------
Net loss                                                      ($3,866,298)   ($1,007,512)  ($11,106,049)   ($3,854,923)
                                                               ----------     ----------    -----------    -----------
                                                               ----------     ----------    -----------    -----------

See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                         Nine Months Ended September
                                                             1997           1996
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(11,106,049)  $ (3,854,923)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation                                          2,849,941      2,594,711
      Amortization                                          3,539,763      3,111,425
      Accretion of notes and loans payable                 10,540,458        648,636
      Deferred federal and  state income taxes                (57,779)       (13,349)
  Changes in assets and liabilities:
    Increase in unearned income                                24,102          3,562
    Decrease (increase) in accounts receivable                 65,443       (284,979)
    Decrease in prepaid and other assets                      717,383      2,872,796
   (Decrease) increase in accounts payable
      and accrued expenses                                   (179,714)     5,160,631
                                                         ------------   ------------
Net cash provided by operating activities                   6,393,548     10,238,510
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (3,841,848)    (3,483,787)
                                                         ------------   ------------
Net cash used in investing activities                      (3,841,848)    (3,483,787)
                                                         ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Adjustment in deferred financing costs                       17,035       (407,227)
                                                         ------------   ------------
Net cash provided by (used in) financing
  activities                                                   17,035       (407,227)
                                                         ------------   ------------

Net change in cash and cash equivalents                     2,568,735      6,347,496

Cash and cash equivalents - Beginning
  of period                                                   838,232      4,332,744
                                                         ------------   ------------
Cash and cash equivalents - End of period                $  3,406,967   $ 10,680,240
                                                         ------------   ------------
                                                         ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

Interest paid for the nine months                        $  3,367,932   $  2,463,116
                                                         ------------   ------------
                                                         ------------   ------------

Income taxes paid for the nine months                    $     12,480   $    216,480
                                                         ------------   ------------
                                                         ------------   ------------
Reorganization items paid during the nine months
  Legal fees                                                  $97,121       $989,035
  Financial advisory fees                                       -            922,819
  Other                                                       $63,743         52,957
                                                         ------------   ------------
Total reorganization items paid                          $    160,864   $  1,964,811
                                                         ------------   ------------
                                                         ------------   ------------

See notes to consolidated financial statements.

                           SCOTT CABLE COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The interim financial statements for Scott Cable Communications, Inc. and consolidated subsidiaries (the "Company") as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 are unaudited. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, included within the Company's Registration of its Class A common stock on Form 10. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 have been made. The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the entire year.

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

NOTE 3 - BASIS OF PRESENTATION

Pursuant to the Plan, the Court required the Company to put in escrow the aggregate sum of $387,000 pending the resolution of a claim by certain of the Company's former Senior Secured Noteholders. The claim includes interest computed at the default rate on a portion of the then outstanding Senior Secured
Notes.  The Company has objected to the claim.   This cash held in escrow is
included in the Balance Sheet caption "Prepaid and Other Assets" at September 30, 1997 and December 31, 1996.

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

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

Scott Cable Management Company, Inc. ("Management") acts as manager for the Company. In accordance with the management agreement, Management was paid a management fee equal to 4.5% of total revenues (as defined in the agreement) through December 31, 1996. The Company entered into a new management agreement with Management which became effective January 1, 1997. Under the new agreement, Management is to be paid a management fee equal to 4.25% of total revenues, plus an additional 0.25% of revenues if certain operating results are met. The management fee, including the potential additional 0.25% in 1997 was $1,082,263 and $996,304 for the nine months ended September 30, 1997 and 1996, respectively. Additionally, the Company paid Management for out-of-pocket expenses in the amount of $41,918 and $40,582 for the nine months ended September 30, 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 1997 and 1996

REVENUES. Revenues for the nine months ended September 30, 1997 increased approximately $1,910,000, or 8.6% over the same period of the previous year.

Revenue from basic services (the most popular levels of service with subscribers) increased approximately $1,532,000 or 9.2%. Approximately $242,000 of this increase is attributable to the greater average number of subscribers during 1997 compared to 1996, while $1,290,000 is due to higher average basic revenue per subscriber. The average monthly rate for the nine months increased from $25.50 in 1996 to $27.43 in 1997. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was sold as a premium service. Revenue from commercial accounts and multi-dwelling unit complexes billed on a bulk basis increased approximately $44,000, or 6.5% due primarily to rate increases.

Revenue from premium services (single channels offered to subscribers for an additional monthly charge) increased approximately $95,000 or 4.6% over 1996 due to a higher average revenue per pay unit. This increase more than offset the reduction in revenues from 14% fewer average pay units in 1997 compared to 1996. The decline in average pay units was due primarily to the repositioning of The Disney Channel as a basic service as discussed above, and the repackaging of Showtime and The Movie Channel services as a single premium service. These three services were offered individually at retail rates less than the average of all premium services, so the repositioning of these services resulted in a 22% higher average rate on the currently offered services.

All other revenues increased by approximately $239,000 or 8.5%. Approximately $147,000 of the increase was attributable to an increase in revenue from pay per view events, and approximately $57,000 of the increase was from advertising revenue.

OPERATING EXPENSES. Operating expenses increased approximately $599,000, or 7.8% from 1996 to 1997. Basic programming costs increased by approximately $591,000, or 18.4%. The addition of The Disney Channel to the Satellite Tier level of service accounted for 79% of this increase in basic programming costs. The balance of the increase is due to cost increases from program providers, increased average subscribers, and additional programming services being added.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . Selling, general and administrative expenses for the nine months September 30, 1997 increased by approximately $458,000, or 12.8% over the same period of the prior year. Components of the increase were as follows: marketing expenses increased approximately $47,000 or 13.3%; bad debt expense increased approximately $190,000, representing an increase from 0.9% of revenues in 1996 to 1.6% in 1997; health insurance increased approximately $69,000, or 26.7% due to increased medical claims; costs associated with billing of subscribers increased approximately $51,000, or 14.1 % due to the use of more sophisticated billing systems, and; other selling, general and administrative expenses net increased approximately $101,000, primarily due to inflation.

REORGANIZATION ITEMS.   Reorganization expenses decreased approximately
$1,800,000 from 1996 to 1997 as the bankruptcy filing and refinancing were largely completed during 1996.

MANAGEMENT FEES. Management fees increased by approximately $86,000 due to increased revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $683,000 or 12% due to ongoing capital additions and amortization of deferred financing costs.

INTEREST EXPENSE. Interest expense, net of interest income increased by approximately $9,188,000. This was due to the cessation of the accrual of interest on the Subordinated and Junior Subordinated debentures in 1996 as a
result of the Company's filing for bankruptcy.   Average cash balances during
the nine months of 1996 were higher than in 1997 due to the non-payment of the interest due on the subordinated debentures on October 15, 1995, and an approximate $2.7million escrow required under the terms of the 1993 debt maturity extension agreement.

This cash was used to repay debt and accrued interest on December 18, 1996 in accordance with terms of the Plan. The remaining increase in interest expense is due to higher outstanding debt ($162,459,285 as of September 30, 1997 as compared to $151,305,086 as of September 30, 1996), as well as a higher overall effective interest rate as a result of the refinancing (see "Liquidity and Capital Resources" below).

NET LOSS. Net loss for the nine months ended September 30, 1997 increased approximately $7,251,000. This change was the net effect of the changes in revenues and expenses as discussed above.

Three Months ended September 30, 1997 and 1996

REVENUES. Revenues for the quarter ended September 30, 1997 increased approximately $619,000, or 8.3% over the same period of the previous year.

Revenue from basic services increased approximately $463,000 or 8.2%. Approximately $84,000 of this increase is attributable to the higher average number of subscribers during 1997 compared to 1996, while $379,000 is due to higher average basic revenue per subscriber. The average monthly rate for the quarter increased from $25.95 in 1996 to $27.65 in 1997. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was a sold as a premium service. Revenue from commercial accounts and multi-dwelling unit complexes billed on a bulk basis increased approximately $14,000, or 6.4% due to additional volume and rate increases.

Revenue from premium services increased approximately $32,000 or 4.5% over 1996 due principally to a higher average revenue per pay unit. This increase more than offset the reduction in revenues from 17% fewer average pay units in 1997 compared to 1996. The decline in average pay units was due primarily to the repositioning of The Disney Channel as a basic service as discussed above, and the repackaging of Showtime and The Movie Channel services as a single premium service. These three services were offered individually at retail rates less than the average of all premium services, so the repositioning of these services resulted in a 26.6% higher average rate on the currently offered services.

All other revenues increased by approximately $110,000 or 11.8%. Approximately $66,000 of the increase was attributable to an increase in revenue from pay per view events.

OPERATING EXPENSES. Operating expenses increased approximately $176,000, or 6.6% from 1996 to 1997. Basic programming costs increased by approximately $210,000, or 19.4%. The addition of The Disney Channel to the Satellite Tier level of service accounted for 80% of this increase in basic programming costs. The balance of the increase is due to cost increases from program providers, increased average subscribers, and additional programs being added. Programming costs related to pay per view revenue increased by $43,000 as a function of the increase in pay per view revenues. Changes in pay services and other direct operating costs from 1996 to 1997 dropped approximately, $77,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . Selling, general and administrative expenses for the quarter ended September 30, 1997 increased by approximately $91,000, or 7.3% over the same period of the prior year. Components of the increase were as follows: bad debt expense increased approximately $34,000, representing an increase from 1.1% of revenues in 1996 to 1.4% in 1997; health insurance increased approximately $19,000, or 21% due to increased medical claims; costs associated with billing of subscribers increased approximately $15,000, or 12.4 % due to the use of more sophisticated billing systems, and; other selling, general and administrative expenses net increased approximately $23,000.

REORGANIZATION ITEMS.   Reorganization expenses were approximately $682,000 in
1996 while in 1997 there were no expenses incurred in the third quarter as the bankruptcy filing and refinancing were largely completed during 1996.

MANAGEMENT FEES. Management fees increased by approximately $28,000 due to increased revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $163,000 or 8.2% due to ongoing capital additions and amortization of deferred financing costs.

INTEREST EXPENSE. Interest expense, net of interest income increased by approximately $3,722,000. This was primarily due to the cessation of the accrual of interest on the Subordinated and Junior Subordinated debentures in 1996 as a result of the Company's filing for bankruptcy. Average cash balances during the Third quarter of 1996 were higher than in 1997 due to the non-payment of the interest due on the subordinated debentures on October 15, 1995, and an approximate $2.7 million escrow required under the terms of the 1993 debt maturity extension agreement. This cash was used to repay debt and accrued interest on December 18, 1996 in accordance with terms of the Plan. The remaining increase in interest expense is due to higher outstanding debt ($162,459,285 as of September 30, 1997 as compared to $151,305,086 as of
September 30, 1996), as well as a higher overall effective interest rate as a result of the refinancing (see "Liquidity and Capital Resources" below).

NET LOSS.   Net loss for the quarter ended September 30, 1997 increased approximately $2,858,000. This change was the net effect of the changes in revenues and expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing need for capital will be for debt service and capital expenditures to the extent they exceed cash provided from operations. The Company has not incurred additional debt since its restructuring, effective December 18, 1996.

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

The outstanding term loan and revolving facility currently bear interest at 1.5% per annum above the Citibank, N.A. corporate base rate. The margin above the corporate base rate is subject to change in the event the Company does not meet a fixed ratio of outstanding loans to operating cash flow, which is measured each quarter. As of September 30, 1997, the Company had $57.5 million outstanding pursuant to the term loan and $5.5 million outstanding pursuant to revolving facility, and both loans bore interest at the rate of 10.0% per annum.

The loans are secured by, among other things, a lien on substantially all of the Company's real and personal property and a pledge by the Company's stockholders of all of the issued and outstanding shares of common stock in the Company. The proceeds of the initial loans ($63.0 million) were used to refinance existing indebtedness pursuant to the terms and provisions of the Plan of Reorganization and the revolving loans will be used to provide the Company with additional working capital. Subject to certain exceptions, the Loan Agreement prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. In addition, the Loan Agreement contains financial covenants which prohibit the Company from making capital expenditures in excess of $5.6 million 1997, $4.6 million in 1998, $8.3 million in 1999, $7.3 million in 2000 and $2.7 million in 2001. The Loan Agreement limits the ratio of senior debt to cash flow (as defined therein) to 5.0 to 1 through June, 1997, which ratio is reduced in steps to 4.25 to 1 at September 30, 1999 and thereafter. At September 30, 1997 the maximum permitted ratio was 4.75 to 1. The Loan Agreement also requires: (1) the ratio of cash flow to fixed charges to be no less than 1.1 to 1 through 1998 and 1.05 to 1 thereafter, and; (2) a ratio of cash flow to debt service to be no less than 1.85 to 1 except for the four quarters ended September 30, 1999, during which period it must be no less than 1.8 times.

SENIOR PIK NOTES. On December 18, 1996, the Company executed an indenture with Fleet National Bank, as Trustee (the "Senior Indenture"), pursuant to which the Company issued an aggregate of $49,500,000 in 15% Senior Subordinated Pay-in-Kind Notes due March 18, 2002 (the "Senior PIK Notes"). The Senior PIK Notes have been issued to a depository on behalf of the holders of certain claims under the Plan of Reorganization. The Senior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinate to the liens created under the Loan Agreement. Interest accrues on the outstanding balance of the Senior PIK Notes at 15% per annum; however, interest is paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Senior PIK Notes will be due and payable on March 18, 2002.

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

JUNIOR PIK NOTES. On December 18, 1996, the Company executed an indenture with Fleet National Bank, as Trustee (the "Junior Indenture"), pursuant to which the Company issued an aggregate of $38,925,797 in 16% Junior Subordinated Pay-in-Kind Notes due July 18, 2002 the ("Junior PIK Notes"). The Junior PIK Notes have been issued directly to the appropriate class of claimants under the Plan. The Junior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinated to the liens created under the Loan Agreement and the Senior Indenture. Interest accrues on the outstanding balance of the Junior PIK Notes at 16% per annum; however; if requested interest is paid through the issuance of additional notes by the Company; otherwise the original notes represent the original principal and accrued interest. The principal amount and all accrued interest with respect to the Junior PIK Notes will be due and payable on July 18, 2002.

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

The Company's cash and cash equivalents increased by approximately $2.6 million for the nine months ended September 30, 1997. Interest on the Company's Senior loans is payable quarterly in arrears on the first business day of the subsequent quarter. Consequently, cash and cash equivalents as of September 30, 1997 do not reflect the payment of approximately $1.6 million made on October 1, 1997. In addition, a principal paydown of $1,250,000 was made on October 10, 1997 on the Finova's Revolver loan reducing the principal balance to $4,250,000.

Part II.      OTHER INFORMATION

Item 6.    Exhibits

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

                             SCOTT CABLE COMMUNICATIONS, INC.
                             --------------------------------
                                      (Registrant)



Date:  November 14, 1997          By: /s/ John M. Flanagan, Jr.
                                     -------------------------------------
                                     John M. Flanagan, Jr.
                                      Senior Vice President
                                       & Chief Financial Officer
                                        (Principal Financial Officer and
                                         Officer Duly Authorized to Sign on
                                          Behalf of the Registrant)