Form 10-K405
period 1997-12-31
SCOTT CABLE COMMUNICATIONS INC
filed 1998-04-15
CIK 723272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

                   For the fiscal year ended December 31, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

                         Commission File Number 0-22-093


                        SCOTT CABLE COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Texas                                          75-1766202
           -----                                          ----------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. IDENTIFICATION NO.)
EMPLOYER INCORPORATION OR ORGANIZATION)

   Four Landmark Square, Suite 302, Stamford, CT    06901
 -----------------------------------------------   ------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (203) 323-1100
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock $0.10 par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of Class A, Class B, and Class C common stocks held by non-affiliates of the Registrant as of April 10, 1998 is: Not Applicable

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes X      No

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at April 10, 1998
Class A Common Stock, $0.10 par value                                1,000
Class B Common Stock, $0.10 par value                               24,000
Class C Common Stock, $0.10 par value                               75,000


                        SCOTT CABLE COMMUNICATIONS, INC.

                                    FORM 10-K

                                December 31, 1997


                                TABLE OF CONTENTS


PART I                                                                  Page
Item 1   Business........................................................ 2
Item 2   Properties......................................................19
Item 3   Legal Proceedings...............................................20
Item 4   Submission of Matters to a Vote of Security Holders.............21
         Executive Officers of the Registrant


PART II

Item 5   Market for the Registrant's Common Equity
           and Related Stockholder Matters...............................22
Item 6   Selected Financial Data.........................................24
Item 7   Management's Discussion and Analysis
           of Financial Condition and Results of Operations..............25
Item 7a  Quantitative and Qualitative Disclosures About Market Risk......33
Item 8   Financial Statements and Supplementary Data.....................34

Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................49

PART III

Item 10  Directors and Executive Officers of the Registrant..............49
Item 11  Executive Compensation..........................................54
Item 12  Security Ownership of Certain Beneficial Owners and Management..55
Item 13  Certain Relationships and Related Transactions..................59

PART IV

Item 14  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K.......................................61

SIGNATURES   ............................................................64

Forward-Looking Statements

Certain statements contained in this Annual Report including, without limitation, statements containing the words "believes", "anticipates", "may", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (or industry results, performance or achievements) expressed or implied by such forward-looking statements to be substantially different from those predicted. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; and the Company's inability to obtain sufficient financing to continue operations, if necessary. Certain of these factors are discussed in more detail elsewhere in this Annual Report.

PART I


ITEM 1. BUSINESS.

General

         Scott Cable Communications, Inc. ("Scott" or the "Company") is engaged in the ownership and operation of cable television systems in suburban and rural markets in the United States. As of March 31, 1998, Scott owned and operated twenty-four systems, serving approximately 78,000 subscribers and passing approximately 120,000 homes located in ten states (Arkansas, California, Texas, Colorado, Louisiana, New Mexico, Ohio, North Dakota, Virginia and Nebraska). All of the Company's systems are located in areas that are in reasonably close proximity to systems operated by major multiple system operators. The Company's systems are operated under the trade name American Cable Entertainment.

         The Company's systems currently offer customers various levels of cable services consisting of a combination of broadcast television signals and satellite television signals. For an extra monthly charge, the Company's systems also offer "premium" television services to their customers. These services (such as Home Box Office-Registered Trademark-, Cinemax-Registered Trademark-, Showtime-Registered Trademark- and The Movie Channel-Registered Trademark-) are satellite-delivered channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, presented without commercial interruption. The service options offered vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected. Substantially all of the Company's systems currently offer a "broadcast basic" package, one or more satellite service tiers and several premium services. Subscribers may choose various combinations of such services.

         The Company's systems are located in suburban and rural markets. The Company believes non-urban systems generally involve less economic risk than systems in large urban markets since service in non-urban markets is often necessary to receive a wide variety of television signals (including local broadcast stations) and non-urban markets typically offer less competitive entertainment alternatives than urban markets. The Company also believes that non-urban systems have lower labor, marketing and system construction costs and higher and more predictable operating cash flow margins than systems in large urban markets.

         The cable television industry is subject to extensive governmental regulations at the federal, state and local levels. In June 1995, the Federal Communications Commissions (the "FCC") extended relief from the rate regulatory provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") to small cable operators such as the Company, thereby enabling greater flexibility in establishing service rates. In February 1996, Congress enacted the 1996 Telecommunications Act (the "1996 Telecom Act") which, among other things, deregulated all levels of service, except broadcast basic service, to small cable operators such as the Company.

         The Company does not have any current plans to offer direct broadcast satellite services, whether directly or through third parties, to subscribers in systems it currently owns.

         The Company's executive offices are located at Four Landmark Square, Suite 302, Stamford, Connecticut 06901. The Company's telephone number is (203) 323-1100. Scott was incorporated in Texas on May 14, 1981.

Recent Development

The Company has received an unsolicited offer from a third party to buy substantially all of its assets for cash, and is in the process of negotiating a definitive asset purchase agreement. There can be no assurance that the parties will enter into an agreement or, if such agreement is entered into, that the transaction will be consummated. The anticipated sale proceeds from any such transaction would not be adequate to pay all of the Company's indebtedness in full.

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

         In 1993, the Company extended the maturity date of its senior indebtedness to November 1995 and in conjunction with such extension, agreed to make principal payments of $15 million in January 1994 and $18 million in March 1995. As part of the Company's efforts to satisfy these mandatory payment obligations and provide additional working capital, Scott sold cable systems located in Rancho Cucamonga, California in January 1994 for $23.6 million and Missouri, Oklahoma, Kansas and northern Texas for $12.4 million in February 1995.

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

Bankruptcy Proceedings

         In February 1996, the Company, together with Ace-Texas, Inc., Ace-East, Inc., Ace-U.S., Inc., Ace-South, Inc., Ace-West, Inc., and Ace-Central, Inc., all of which were holding companies whose only assets were the then issued and outstanding shares of capital stock of the Company (collectively the "Holding Companies" and together with the Company, the "Debtors"), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On August 29, 1996, the Debtors filed their Joint Plan of Reorganization, and on October 23, 1996 and November 1, 1996, respectively, the Debtors filed their First and Second Amended Joint Plan of Reorganization. During this period, the Company sought new financing to replace approximately $62.3 million of debt which had matured and negotiated new terms for approximately $88.4 million of subordinated and junior subordinated debt, including the deferral of cash interest payments for several years. On December 6, 1996, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization, as modified (the "Plan of Reorganization" or the "Plan") and the Plan became effective on December 18, 1996.

         The purpose of the Plan was to enable the Company to refinance a portion of its debt and restructure a portion of its debt in order to extend maturities and enhance the Company's value through anticipated cash flow growth during the succeeding several years. The Plan of Reorganization generally provided for (i) the Company's continued operations; (ii) the consummation of a senior, secured credit facility for up to $67.5 million in loans for cash distributions to creditors and working capital; (iii) the payment in full in cash of allowed claims of holders of the Company's senior secured credit agreement and senior secured notes aggregating approximately $31.4 million, holders of the senior secured subordinated notes aggregating approximately $17.6 million and unsecured zero coupon notes aggregating approximately $13.3 million;
(iv) the issuance of an aggregate of $49.5 million in 15% Senior PIK Notes (as defined herein) due March 18, 2002, which are secured by, among other things, a second lien on substantially all of the Company's real and personal property, an undivided interest in 15% of an aggregate of $38.9 million in 16% Junior PIK Notes (as defined herein) due July 18, 2002, which are secured by, among other things, a third lien on substantially all of the Company's real and personal property, cash and 75,000 shares of Class C Common Stock in full satisfaction of allowed claims of holders of 12 1/4% unsecured public subordinated debentures due April 15, 2001 in the aggregate amount of $55.1 million, which includes accrued interest ("Class 6"); (v) the issuance of 85% of the Junior PIK Notes and 24,000 shares of Class B Common Stock in full satisfaction of allowed claims of holders of 10% unsecured junior subordinated notes due November 15, 2003 in the aggregate amount of $30.3 million ("Class 7"); (vi) the payment in cash of a pro rata share of $100 to each holder of the Company's equity securities prior to the bankruptcy filing and the cancellation of such stock ("Class 15"); and
(vii) the issuance of 1,000 shares of Class A Common Stock to the manager of the Company's systems. Holders of claims of Classes 6 and 7 received distributions of reorganization securities (and, in the case of Class 6, a cash payment of $6,087,153) based upon available cash, projected cash flow and continued operations of the Company. Holders of Class 15 interests in Scott prior to the reorganization of the Company received an aggregate of $100 in cash. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

      The Bankruptcy Court required the Company to put $387,000 in escrow pending the resolution of a claim by certain of the Company's former Senior Secured Noteholders. The claim included interest computed at the default rate on the then outstanding Senior Secured Notes. The Company filed its objection to the claim on March 18, 1997. On March 17, 1998 the Court ruled in favor of the former Senior Secured Noteholders. As a result of such ruling the Company will release a portion of the cash in escrow to those former Noteholders. Such amounts were substantially accrued during 1996.

Cable Television Systems

         A cable television system receives television, radio and data signals at the system's "headend" by means of off-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to deliver a wide variety of channels of television programming, primarily entertainment and informational video programming, to the homes of subscribers who pay fees for this service, generally on a monthly basis. A cable television system may also originate its own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified period of time.

         A customer generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the system's service area.

The Systems

         The Company's systems are divided into nine separate operating groups or systems located in ten states. All of the Company's systems are located in areas that are in reasonably close proximity to systems operated by major multiple system operators. The following is a summary of certain operating data, as of December 31, 1997, with respect to each system:

                                                                               Percentage
Operating Groups       Homes       Basic       Basic    Premium    Premium     of Total
or Systems            Passed    Subscribers Penetration  Units    Penetration Subscribers
----------------      -------   ----------- ----------- -------   ----------- -----------
Alamogordo            23,611      13,869       58.7%     3,908       28.2%      17.8%
Bellefontaine         11,279       7,513       66.6%     2,294       30.5%       9.7%
Chadron                5,634       3,980       70.6%     1,379       34.6%       5.1%
Cortez                 2,910       2,084       71.6%       835       40.1%       2.7%
Dickinson              6,734       5,276       78.3%       940       17.8%       6.8%
Marksville            17,285      12,207       70.6%     3,026       24.8%      15.7%
Suburban Houston      31,755      16,232       51.1%     9,490       58.5%      20.8%
Radford               15,938      12,464       78.2%     3,565       28.6%      16.0%
Tahoe                  5,036       4,212       83.6%       849       20.2%       5.4%
                     -------      ------                ------                 -----
 Total               120,182      77,837       64.8%    26,286       33.8%     100.0%

         Alamogordo Group. The Alamogordo group is comprised of four systems in New Mexico serving the communities of the City of Alamogordo (including Holloman Air Force Base and Tularosa), High Rolls, Carrizozo and Truth or Consequences ("TC"). This group has four headends serving seven franchises, the earliest of which is scheduled to expire in 2003. As of December 31, 1997, the Alamogordo group passed 23,611 homes and served 13,869 subscribers, representing approximately 17.8% of the total subscribers in the Company's systems. Basic penetration in the Alamogordo group as of such date was approximately 58.7%.

         The system serving the City of Alamogordo is the largest of the Alamogordo group, serving over 70% of the plant miles from a single headend and one microwave receive site. The portion of the system serving the City of Alamogordo and Holloman operates at 550 MHz, has a channel capacity of 78 and currently uses 60 channels. The Tularosa portion of the system operates at 450 MHz, has a channel capacity of 62 and currently uses 60 channels. The Carrizozo system passes 330 MHz, has the capacity to carry 42 channels and currently uses 25 channels. The TC system is operating at 330 MHz, has a capacity to carry 42 channels, and currently uses 39 channels. The High Rolls system is capable of carrying 42 channels and currently uses 21 channels.

         The communities served by the Alamogordo group are situated in the southern portion of New Mexico, about 100 miles north of Las Cruces. The Company believes that the military bases of White Sands and Holloman have a significant influence on the economy in the area covered by the Alamogordo group.

         Bellefontaine. The Bellefontaine system, located in central Ohio, serves five franchises from a single headend and microwave receive site. One of the system's five franchises is scheduled for renewal by the end of 1998. As of December 31, 1997, the Bellefontaine system passed 11,279 homes and served 7,513 subscribers, representing approximately 9.7% of the total subscribers in the Company's systems. Basic penetration in the Bellefontaine system was approximately 66.6% as of such date. The Bellefontaine system operates at 330 MHz, has a channel capacity of 43 and currently uses 43 channels. The Company intends to rebuild this group in 1999 to 450 MHz.

         The communities served by this system include Bellefontaine, Huntsville, Russells Point, Zanesfield, Indian Lake and Lakeview, Ohio. Bellefontaine is located 50 miles northeast of Dayton and 50 miles northwest of Columbus. Tourism is a major industry in Bellefontaine. In addition, the Company believes that the local economy is influenced by the corporate developments of Honda of America and Bellemar Parts Industries, which have operations in the area.

         Chadron Group. The Chadron group is comprised of five systems in Nebraska serving the communities of Chadron, Crawford, Hemingford, Rushville and Gordon. This group has five headends serving five franchises, the earliest of which is scheduled to expire in 1999. As of December 31, 1997, the Chadron group passed 5,634 homes and served 3,980 subscribers, representing approximately 5.1% of the total subscribers in the Company's systems. Basic penetration in the Chadron group was approximately 70.6% as of such date. Each of the Chadron, Crawford, Gordon and Rushville systems operates at 330 MHz, is capable of carrying 42 channels, and currently uses 41, 27, 37 and 37 channels, respectively. The Hemingford system is operating at 450 MHz, has a channel capacity of 62 channels and currently uses 27 channels. The Company intends to upgrade the Rushville and Gordon portions of the system in 1999 to 450 MHz.

         The Company believes that the economy in the Chadron community is influenced by the operations of Chadron State College. The number of subscribers tend to decline in the summer months and then increase in September when classes resume.

         Cortez. The Cortez system, located in Colorado, is a 330 MHz system capable of carrying, and currently uses, 42 channels. This system operates from a single headend serving one franchise area, which franchise expires in 2001. As of December 31, 1997, the Cortez system passed 2,910 homes and served 2,084 subscribers, representing approximately 2.7% of the total subscribers in the Company's systems. Basic penetration in the Cortez group was approximately 71.6% as of such date. The Company intends to upgrade this system in 1998 to 450 MHz.

         Dickinson. The Dickinson system is a 330 MHz system, located in North Dakota, which operates from a single headend serving one franchise area, which franchise is scheduled to expire in 1999. The Dickinson system is situated 100 miles west of Bismark, North Dakota on Interstate 94. As of December 31, 1997, the Dickinson system passed 6,734 homes and served 5,276 subscribers, representing approximately 6.8% of the total subscribers in the Company's systems. Basic penetration in the Dickinson system was approximately 78.3% as of such date. The Dickinson system has a channel capacity of 42 and is currently using 41 channels. The Dickinson system is scheduled to be upgraded to 450 MHz in 1999.

         Marksville Group. The Marksville group is comprised of four systems in Louisiana serving the communities of Marksville, Jena, LaSalle and Winnsboro and two systems in Arkansas serving the communities of Crossett and Fordyce. This group has six headends and serves a total of 13 franchises, one of which expires August 1998, and the remainder of which expire after the year 2000. As of December 31, 1997, the Marksville group passed 17,285 homes and served 12,207 subscribers, representing approximately 15.7% of the total subscribers in the Company's systems. Basic penetration in the Marksville group was approximately 70.6% as of such date. The Marksville, Crossett and Fordyce systems are 330 MHz systems, are capable of carrying 42 channels and currently use 42, 39, and 41 channels, respectively. The Winnsboro system is a 300 MHz system capable of carrying 37 channels and currently uses 36 channels. Each of the Jena and LaSalle systems is a 550 MHz system capable of carrying 78 channels and currently uses 39 channels. The system serving the City of Crossett is the largest in the Marksville group. The Company intends to upgrade the Crossett and Marksville systems to 450 MHz in 1998. The Winnsboro system is scheduled to be rebuilt in 1999 to 550 MHz.

         Suburban Houston. The suburban Houston group is comprised of four systems in Texas serving portions of Montgomery County, Clay Road, Ranch Country and Manvel, all outside the City of Houston. This group is the Company's largest. It has four headends which serve a total of four franchises, one of which expires in February 1999. As of December 31, 1997, the suburban Houston group passed 31,755 homes and served 16,232 subscribers, representing approximately 20.8% of the total subscribers in the Company's systems. Basic penetration in the suburban Houston group was approximately 51.1% as of such date. The Montgomery County system is the largest of the group, and is capable of carrying and currently uses 58 channels. This system was upgraded to 420 MHz in 1997. The Company intends to rebuild this system to 750 MHz in 1999. The Clay Road and Manvel systems are 450 MHz systems with a channel capacity of 62 and currently use 61 and 51 channels respectively. The Ranch Country system is a 330 MHz system capable of carrying 42 channels and currently uses 37.

         Among the Company's nine operating groups, the suburban Houston group has experienced the most significant growth over the past several years.

         Radford. The Radford system, located in Virginia, serves three franchises from a single headend and a microwave receive site. The earliest franchise in this system is scheduled to expire in 2009. As of December 31, 1997, the Radford system passed 15,938 homes and served 12,464 subscribers, representing approximately 16.0% of the total subscribers in the Company's systems. Basic penetration in the Radford group was approximately 78.2% as of such date. The Radford system is a 450 MHZ system capable of carrying 62 channels and currently uses 56 channels.

         The communities served by this system include Radford, Pulaski County and Christiansburg. The Company believes that the economy in Radford is influenced by the operations of Radford University. Cable subscribers tend to decline in the summer months and then increase in September when classes resume. The communities served by this system are located in the western portion of Virginia about 40 miles south of Roanoke.

         Tahoe. The Tahoe system is a 330 MHz system that has a channel capacity of 42 and currently uses 42 channels. This system is located south of Lake Tahoe, California and operates from a single headend serving one franchise area, which is scheduled to expire in 2001. As of December 31, 1997, the Tahoe system passed 5,036 homes and served 4,212 subscribers, representing approximately 5.4% of the total subscribers in the Company's systems. Basic penetration in the Tahoe system was approximately 83.6% as of such date. The Company intends to upgrade the Tahoe system in 2000 to 450 MHz.

         The community served by the Tahoe system benefits from the tourism generated by Lake Tahoe. Most of the population in this region is employed in jobs within the service, retail and hospitality sectors.

Non-Urban Markets

         The Company believes that non-urban cable television systems generally involve less economic risk than systems in large urban markets. Cable television service is often necessary in non-urban markets to receive a wide variety of television signals (including local broadcast stations). In addition, these markets typically offer fewer competing entertainment alternatives than large urban markets. As a result, non-urban cable television systems usually have a higher basic penetration rate (i.e., the number of homes subscribing to basic cable service as a percentage of homes passed by cable) and a more stable customer base with less "churning" (i.e., customer turnover) than systems in large urban markets. In addition, non-urban systems generally do not carry as many off-air television broadcast signals and, as a result, such systems are not required to have the channel capacity that may be required of large urban systems. The Company believes that non-urban systems also have lower labor, marketing and system construction costs and higher and more predictable operating cash flow margins than urban systems.

Subscriber Rates and Services

         The Company's revenues are derived principally from monthly subscription fees for basic, satellite and premium services and one-time installation fees for new subscribers. Subscribers are free to terminate services at any time without additional charge, but are charged a reconnection fee to resume service. The Company's systems currently offer customers various levels of cable services consisting of a combination of broadcast television signals and satellite television signals. For an extra monthly charge, the Company's systems also offer "premium" television services to their customers. These services (such as Home Box Office(R), Cinemax(R), Showtime(R) and The Movie Channel(R)) are satellite-delivered channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, presented without commercial interruption. The service options offered by the Company vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected. Substantially all of the Company's systems currently offer a "broadcast basic" package, one satellite service tier and several premium services. Subscribers may choose various combinations of such services.

System Rebuilds and Upgrades

         The Company is continually engaged in the rebuilding and upgrading of its systems to increase channel capacity. The Company's rebuilding and upgrading programs over the last several years have consisted primarily of replacing low channel capacity cable plant with new higher channel capacity trunk and feeder lines and adding headend electronics to utilize increased channel capacity. For the years ended December 31, 1995, 1996 and 1997, capital expenditures by the Company for system rebuilds or upgrades totaled approximately $899,000, $1,882,000, and $2,122,000, respectively. In addition, the Company anticipates that over the next four years it will spend approximately $9.9 million to upgrade and rebuild its systems and approximately $3.9 million for additional plant construction (enabling it to pass approximately 12,800 additional homes). The Company anticipates it will spend approximately $1.0 million and $5.2 million for upgrades and rebuilds and $.8 million and $.9 million for plant construction during 1998 and 1999, respectively. (These amounts are included in the figures set forth immediately above.) The Company's policy has been to utilize fiber optic technology in its rebuild projects, when it is appropriate. The Company believes that the addition of fiber optics in plant construction will extend system reach, improve picture quality, allow for increased channel capacity and improve system reliability.

         The Company has been closely monitoring developments in the area of digital compression, a technology that is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing band-width. Digital compression technology is still considered to be developmental and to date has not been widely used by cable system operators. The Company has no current plans to use digital compression technology and there can be no assurance that any such use would result in a cost-effective means of increasing channel capacity or increasing the revenues of the Company.

Ancillary Services

         The Company expects to realize growth from pay-per-view services, advertising revenues and revenues from its affiliation with home shopping services. Pay-per-view programming, which generally consists of recently released movies and special events (such as boxing, wrestling matches and other sporting events and concerts), offers subscribers an opportunity to view movies or such events individually. The Company expects that pay-per-view revenues will increase over time as desirable sporting events become more consistently available and as system upgrades allow the Company to make pay-per-view movies available in more systems.

         The Company, through independent contractors, sells available advertising spots on advertiser-supported programming and offers home shopping services to its subscribers. The home shopping services usually pay the Company a share of revenues from sales of products in a system's service area.

Marketing

         The Company markets its cable television services through radio, cable television, direct mail and newspaper advertising, reinforced by door-to-door solicitation and telemarketing. In addition to marketing efforts to attract new customers, the Company frequently conducts campaigns to encourage existing customers to purchase higher service levels. The Company also implements, from time to time, promotions, office sale campaigns and new extension home marketing to increase subscriber growth. The Company employs a marketing director who supervises its marketing efforts. The Company's marketing activities are conducted through its employees and independent contractors.

Decentralized Management

         The Company operates its systems from nine operating groups or systems to maximize operating effectiveness and to minimize supervisory costs. Each area is managed by a group or system manager who has broad operating authority within the limits of annual operating plans and capital budgets. Purchasing and, in certain instances, hiring and training are performed at the regional level. The Company believes that its decentralized management structure promotes operating efficiency, employee motivation and responsiveness to the communities it serves.


         The group or system managers generally have familiarity with local markets, historical relationships with the Company and significant experience in the cable television industry. The Company believes that this is an important component in the delivery of customer service and maintenance of strong relations with local authorities in franchise areas.

         The Company has a regional office in Bedford, Texas principally for its operational, engineering and administrative activities. J. Paul Morbeck, the Company's Senior Vice President - Operations, is responsible for the day-to-day supervision of the group or system managers.

Customer Service and Community Relations

         The Company places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Company has established and believes it maintains good relationships with its governmental franchise authorities and plans to continue these relationships through periodic contacts with the respective franchise officials concerning the Company's progress to date and future plans. There can be no assurance, however, that the Company will maintain good relations with its governmental franchise authorities.

Programming

         The Company has various contracts to obtain basic, satellite and premium programming for its systems from program suppliers with compensation generally being based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support to the Company. The Company's programming contracts with such suppliers are generally for fixed periods of time ranging from one to ten years and are subject to negotiated renewal. The Company also arranges for some of its programming through American Cable Entertainment Programming Company, Inc. ("AmPro"). Bruce A. Armstrong, the Company's President and Chief Executive Officer, is the sole stockholder of AmPro. The Company does not pay any compensation to AmPro in connection with this arrangement. See "Item 13. Certain Relationships and Related Transactions."

         The Company's cable programming costs have increased significantly in recent years. The Company participates with the National Cable Television Cooperative in order to purchase some of its programming at lower rates than may be otherwise available to the Company. No assurances can be given that the Company's programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to the Company's programming arrangements.

Franchises

         Cable television systems generally operate under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions such as time limitations on commencement and completion of construction; conditions of service including the minimum number of channels; types of programming and provisions for free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to federal regulation.

         As of April 10, 1998, the Company held 40 franchises. These franchises, all of which are non-exclusive, generally provide for the payment of fees to the issuing authority based on system revenues. Annual franchise fees for the Company's systems range from less than 1% to 5% of the gross revenues generated. For the years ended December 31, 1995, 1996 and 1997 franchise fees incurred by the Company as a percentage of total system revenues were approximately 2.6%, 2.6% and 2.5% respectively. With limited exceptions, franchise fees are passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed on the Company's systems in various jurisdictions. Federal regulations prohibit franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permit the cable operator to seek renegotiation and modification of franchise requirements if warranted by "changed circumstances". Most of the Company's franchises can be terminated prior to their stated expiration date for uncured breaches of material provisions. As of April 10, 1998, the Company has never had a franchise revoked, and the Company has been able to obtain the renewal or extension of all of its franchises on satisfactory terms as they expired.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") provides for, among other things, an orderly franchise renewal process whereby the renewal of a franchise license issued by a governmental authority may not be unreasonably withheld. The law also requires that incumbent franchisees' renewal applications must be assessed on their own merits and not as part of a comparative process with competing applications. If renewal is withheld or a franchise is revoked, and the franchise authority chooses to acquire the system, Federal law provides minimum standards for compensation to the system owner.

Competition

         The Company's systems compete with other communications and entertainment media, including conventional off-air television broadcasting service. Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of off-air television. In some of the areas served by the Company's systems, a substantial variety of broadcast television programming can be received off-air. The extent to which cable television service is competitive with broadcast stations depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available off-air. Cable television systems also are susceptible to competition from other video programming delivery systems, from other forms of home entertainment such as video cassette recorders, and, in varying degrees, from sources of entertainment in the community, including motion picture theaters, live theater and sporting events.

         Cable television systems may compete with wireless program distribution services such as multi-channel, multipoint distribution service ("MMDS"). MMDS uses low power microwave frequencies to transmit television programming over the air to subscribers. MMDS facilities are licensed by the FCC and provide video services on a subscription basis to households equipped with special receiving equipment. The ability of MMDS to compete with cable television systems has been limited in the past by the limited amount of analog channel capacity and other technical issues. The Company currently competes with MMDS systems in portions of its suburban Houston, Bellefontaine, Dickinson and Marksville groups. Additional competition exists from private cable television systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems, known as Master Antenna Television and Satellite Master Antenna Television ("SMATV"), often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude operators of franchised cable television systems from serving residents of such private complexes. The Company currently competes with SMATV systems in its suburban Houston group.

         In recent years, the FCC has adopted policies for authorizing new technologies and providing a more favorable operating environment for certain existing technologies. Such policies have the potential to create substantial additional competition to cable television systems. These technologies include, among others, direct broadcast satellite to home services ("DBS") whereby high frequency signals are transmitted by satellite to receiving facilities located on the premises of the subscribers. DBS providers have achieved significant growth over the past several years. The magnitude of competition from these various sources and its effect on the Company's business cannot be predicted with any certainty.

         The 1992 Cable Act requires cable programmers under certain circumstances to offer their programming to operators of DBS, MMDS and other multi-channel video systems at not unreasonably discriminatory prices. Advances in communications technology and changes in the marketplace are constantly occurring. Therefore, it is not possible to predict the effect that ongoing future developments might have on the Company's systems.

         Since the Company's systems operate under non-exclusive franchises, other operators (including municipal franchising authorities themselves), may obtain permission to build cable television systems in competition with the Company's systems in areas in which they presently operate. In the past five years, less than 1% of the existing mileage in the Company's franchise areas have been overbuilt. Although the Company is unaware of any pending applications for franchises which would result in overbuilding in communities currently served by its systems, there can be no assurance that overbuilds in such communities will not occur. The Company is unable to predict the extent to which it would be adversely affected as a result of overbuilds.

         The 1996 Telecom Act allows local telephone and electric companies to provide video services competitive with services provided by cable systems. These competitors may increase the number of cable overbuilds. In addition, these and other entities may rely on local MMDS service to deliver multichannel competition.

Governmental Regulations

         The cable television industry is subject to extensive governmental regulations at the federal, state and local levels. The following is a summary of federal laws and regulations affecting the operation of the cable television industry and a description of certain state and local laws. This summary does not purport to describe all present, proposed, or possible laws and regulations affecting the industry. Future legislative and regulatory changes could adversely affect the Company's operations. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation.

         Cable Rate Regulation. In October 1992, Congress enacted the 1992 Cable Act. The 1992 Cable Act subjected all cable television systems to extensive rate regulation, unless they face "effective competition" in their local franchise area. Federal law defines "effective competition" on a community-specific basis as requiring either low penetration by the incumbent cable operator, appreciable penetration by competing multichannel video providers ("MVPs") or the presence of a competing MVP affiliated with a local telephone company.

         Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable the basic service tier, which typically contains local broadcast stations and public, educational and government access channels. Before an LFA begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

         The FCC itself directly administers rate regulation of any cable programming service tiers, which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate satellite tier service rates only if an LFA first receives at least two complaints from local subscribers within 90 days of a satellite tier service rate increase and then files a formal complaint with the FCC. When new satellite tier service rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established satellite tier service rate.

         Under the FCC's rate regulations promulgated in connection with the 1992 Cable Act, most cable systems were required to reduce their non-premium rates in 1993 and 1994, and since have had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" scheme in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires basic service to be offered to all cable subscribers, but limits the ability of operators to require the purchase of any satellite tier service before purchasing premium services offered on a per-channel or per-program basis.

         The 1995 Small Systems Order. In June 1995, the FCC issued an order (the "Small Systems Order") adopting new rules that reduce the regulatory burdens of the 1992 Cable Act on small cable systems owned by multiple system operators serving fewer than 400,000 subscribers. Under the Small Systems Order, systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers have a simplified cost-of-service showing, whereby basic and satellite tier service rates averaging less than $1.24 per channel are presumed reasonable. The Company serves fewer than 400,000 subscribers and, therefore, qualifies for favorable rate treatment under the new FCC rules. Under the Small Systems Order, the regulatory benefits accruing to small cable systems remain effective even if such systems are later acquired by a multiple system operator which serves in excess of 400,000 subscribers.

         The 1996 Telecom Act. The 1996 Telecom Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers), satellite tier rate regulation is automatically eliminated. The Company's systems qualify for the favorable rate treatment afforded small cable operators. The 1996 Telecom Act sunsets FCC regulation of satellite tier rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

         Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

         Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. This will allow local exchange carriers ("LECs") to compete with cable operators both inside and outside their telephone service areas. Certain LECs have begun offering cable services.

         Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

         Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10%) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

         Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority.

         Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act also eliminates the three-year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to "effective competition." In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

         Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station ("must carry") or to negotiate for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may include substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN).

         Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and government access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released rules in February 1997 mandating a modest rate reduction. This sparked some increased interest in commercial leased access, but did not make it substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the Court and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose some control over its channel line-up, and the quality of that line-up may decline.

         Access to Programming. The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers, and precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

         Other FCC or FAA Regulations. In addition to the FCC regulations noted above, there are other FCC and Federal Aviation Authority (the "FAA") regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, ability to block selected programming, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

         Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a portion of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is operating under an interim arrangement with American Society of Composers, Authors and Publishers while rates are negotiated. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

         State and Local Regulations. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

         The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulations of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations.

         Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. See "Franchises."

Employees

         At December 31, 1997, the Company had 122 employees, of which 117 were full-time salaried or hourly employees and 5 were part-time employees. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company believes it has good relations with its employees. See "Item 10. Directors and Executive Officers-General- Manager."

ITEM 2. PROPERTIES.

         A cable television system consists of four principal operating components. The first component, the headend, receives television, radio, satellite and other signals by means of special antennas. The second component, the distribution network (which originates at the headend and extends throughout the system's service area) consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic and passive equipment. The third component, the "drop", extends from the distribution network to each customer's home and connects the distribution system to the customer's television set. The fourth component of the system is the converter, a device that changes the frequency of the television signals carried on the system to frequencies that a customer's television can receive. The Company has made available converters that can be "addressed" by sending coded signals from the headend through the system to the addressable converter. Addressable converters enable the system operator to change the customer's level of service without visiting the customer's home. Addressable converters improve system programming flexibility and operating procedures, allow system operators to change the level of service to a customer on short notice and enable customers to select pay-per-view programming events.

         The Company's principal physical assets consist of cable television systems, including signal receiving, encoding, decoding and processing equipment, distribution systems, customer drops and converters for its cable television systems. The signal receiving equipment typically includes a tower, antennas for the reception of off-air television signals and earth stations for the reception of satellite delivered programming. Headends, consisting of antennas and associated electronic equipment, are necessary for the processing, amplification and modulation of signals and are located near the receiving equipment. The Company's distribution systems typically consist of coaxial and fiber optic cables, passives and related electronic equipment. Customer equipment typically consists of the customer drop and converter. The physical components of the systems require maintenance and periodic replacement or upgrading for technological advances. The Company believes all of its principal physical assets are in reasonably good condition for their age and location.

         The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the Federal Pole Attachment Act. See "Item 1. Business-Governmental Regulations."

         The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. As of April 10, 1998, the Company owned four parcels of real estate and leased 38 parcels for various uses. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations in the foreseeable future. Substantially all of the Company's assets, including its real property, are subject to liens to secure the payment of Company obligations with respect to outstanding indebtedness. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS.

         In February 1996, the Company, together with other corporations who held the then issued and outstanding capital stock of the Company (the "Holding Companies" and together with the Company, the "Debtors"), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On December 6, 1996, the Bankruptcy Court confirmed the Debtors' Second Amended and Restated Joint Plan of Reorganization dated October 31, 1996, as modified. The Court required the Company to put $387,000 in escrow pending the resolution of a claim by certain of the Company's former Senior Secured Noteholders. The claim included interest computed at the difference between the non-default rate of interest, and the default rate for the period the Company was in bankruptcy on the then outstanding Senior Secured Notes. The Company filed its objection to the claim on March 18, 1997. On March 17, 1998 the Court ruled in favor of the former Senior Secured Noteholders. As a result of such ruling the Company will release a portion of the cash in escrow to those former Noteholders. Such amounts were substantially accrued during 1996. In addition, the Company has filed objections to certain other proofs of claim filed by its former creditors. The Company believes that the aggregate amount in dispute with respect to such claims will not have a material adverse effect on its financial condition. See "Item 1. Business -Bankruptcy Proceedings."

         Other than as described above and ordinary and routine litigation incidental to its business operations, the Company is not involved in any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the fiscal quarter ended December 31, 1997.

   EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is shown in "Item 10. Directors and Executive Officers of the Registrant", and is incorporated herein by reference.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No Public Market; No Outstanding Convertible Securities

         The Company's Common Stock is not traded on any established public trading market. In addition, none of the Company's currently issued and outstanding shares of Common Stock is subject to outstanding options or warrants to purchase, or securities convertible or exchangeable into Common Stock, except as described herein. Each share of Class C Common Stock will automatically convert into one share of Class A Common Stock upon the earlier of December 31, 1999 or a "transaction event". A "transaction event" generally includes any merger, consolidation, liquidation, reorganization or dissolution of the Company, any sale of all of the Company's systems or any similar transaction such as a reclassification of the capital stock of the Company or the dividend or other distribution of any corporate assets to the Company's stockholders.

Shares Eligible For Future Sale

         All of the Company's outstanding shares of Class B and Class C Common Stock were issued in December 1996 in reliance upon Section 1145(a) of the Bankruptcy Code and such shares are considered to be sold in a public offering pursuant to Section 1145(c). Accordingly, none of the Company's 24,000 shares of Class B Common Stock or 75,000 shares of Class C Common Stock constitute "restricted securities" as defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), and such shares are freely salable under the Securities Act, unless the holders thereof are considered to be "underwriters." All of the 1,000 shares of Class A Common Stock are "restricted securities" within the meaning of Rule 144 since such shares were issued and sold by the Company in a private transaction in reliance upon an exemption from registration under the Securities Act and may be sold only if they are registered under the Securities Act or unless an exemption from registration, such as the exemption provided by Rule 144 under the Securities Act, is available.

         In general, under Rule 144, as currently in effect, any person (or persons whose shares are aggregated), including an affiliate, who has beneficially owned restricted shares for at least a one-year period (as computed under Rule 144) is entitled to sell within any three-month period a number of such shares that does not exceed the greater of (i) 1% of the then outstanding shares of Common Stock and (ii) the average weekly trading volume in the Company's Common Stock during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain provisions relating to the manner and notice of sale and the availability of current public information about the Company. A person (or persons whose shares are aggregated) who is not deemed an affiliate of the Company at any time during the 90 days immediately preceding a sale, and who has beneficially owned restricted shares for at least a two-year period (as computed under Rule 144), would be entitled to sell such shares under Rule 144(k) without regard to the volume limitation and other conditions described above.

         Notwithstanding the foregoing, there are significant prohibitions and/or restrictions on the sale of shares of Common Stock. Pursuant to a pledge agreement, dated as of December 18, 1996, by and among all of the record holders of the Company's issued and outstanding shares of Common Stock and Finova Capital Corporation ("Finova"), individually and as agent for the Lenders under the Loan Agreement, as amended by the amended and restated pledge agreement, all of such shares have been pledged to the Lenders as collateral for the Company's obligations under the Loan Agreement. In addition, the Plan provides that, except as provided in the Management Agreement, the Class A Common Stock may not be transferred until the Class C Common Stock has automatically converted into Class A Common Stock. The Plan also provides that the beneficial ownership of the Class C Common Stock may be transferred only with the proportional share of the Senior PIK Notes issued to the holders thereof. The Company has also agreed not to register any shares of Class C Common Stock under the Securities Act for sale by security holders prior to the conversion to Class A Common Stock.

         Given the complex and subjective nature of the question of whether a particular holder may be an "underwriter", the Company recommends that potential sellers and/or purchasers of the Common Stock consult with counsel concerning, among other things, whether they may freely sell such Common Stock without registration under the Securities Act.

Holders

         As of April 10, 1998, there was one record holder of the Class A Common Stock, six record holders Class B Common Stock and one record holder of Class C Common Stock. State Street Bank and Trust Company, as the Depository under the Deposit Agreement, holds the Class C Common Stock on behalf of the holders of the Senior PIK Notes. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Dividends

         The Company has not declared or paid any cash dividends on its Common Stock at any time and does not anticipate doing so in the foreseeable future. Under Texas law, the Company may not declare dividends on its common stock if, after giving effect to the dividend, the Company would be rendered insolvent or the "distribution" of such dividend exceeds the surplus of the Company. In addition, the Loan Agreement and the Senior and Junior Indentures prohibit the Company from paying any dividends. The Company's Articles of Incorporation provide that the declaration of any dividend must be approved by the vote of four of the five directors of the Company present at any meeting at which there is a quorum.

         The Company intends to retain any future earnings to repay indebtedness or finance the growth and development of its business. Any determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on, among other things, the prohibitions and provisions described above, the Company's operating results, financial condition, capital requirements, contractual provisions which restrict or prohibit the declaration of dividends and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the consolidated financial statements of the Company. The Company's consolidated balance sheet data as of December 31, 1997, 1996, 1995, 1994, and 1993 and the consolidated statements of operations data for each of the five years ended December 31, 1997, are derived from the audited consolidated financial statements of the Company, including the Company's consolidated financial statements which appear elsewhere in this Form 10-K. The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The selected financial data set forth below should be read in conjunction with the other financial information included elsewhere in this Form 10-K, including "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company.


                                                Years Ended December 31
                                   ---------------------------------------------------
                                   1997        1996        1995       1994        1993
                                   ----        ----        ----       ----        ----
                                                       (In thousands)
Statement of Operations Data:
Revenue ......................   $ 32,287    $ 29,775    $ 28,088    $ 29,585    $ 34,077
                                 --------    --------    --------    --------    --------
Total operating, selling,
   general and administrative
   expenses  (1)..............     16,714      18,649      14,355      15,002      16,962
Depreciation and amortization       8,662       7,711       9,246       9,860      10,472
Other operating costs ........      1,453       1,339       1,264       1,439       1,403
                                 --------    --------    --------    --------    --------
Operating income .............      5,458       2,076       3,223       3,284       5,240
Interest expense, net ........    (20,573)     (7,789)    (16,838)    (17,641)    (18,665)
Gain (loss) on sale of
   systems and marketable
   securities ................       --             3       5,700      15,853         (37)
Income tax benefit(expense) ..     10,332       1,032        (764)       (436)        629
Other expense, net(2) ........       --           --         --          --          (120)
                                 --------    --------    --------    --------    --------
Net income (loss) ............   $ (4,783)   $ (4,678)   $ (8,679)   $  1,060    $(12,953)
                                 --------    --------    --------    --------    --------
                                 --------    --------    --------    --------    --------

                                                   As of December 31,
                                   ---------------------------------------------------
                                   1997        1996        1995        1994       1993
                                   ----        ----        ----        ----       ----
                                                        (In thousands)
Balance Sheet Data:
Total assets .................   $ 59,608    $ 47,393    $ 52,498    $ 67,643    $ 81,257
Long-term debt ...............    164,429     151,919     150,656     159,322     173,476
Shareholders' deficiency .....   (117,178)   (112,395)   (107,717)    (99,039)   (100,099)

(1) Includes Reorganization Items, consisting of expenses and other costs, related to the reorganization of the Company of an immaterial amount in 1997, $3,673 in 1996, and an immaterial amount in 1995.

(2) Other expense, net in 1993 is comprised of extraordinary gain on extinguishment of debt of $455 and cumulative effect of changes in accounting principles of $(575).

         See Note 3 of the consolidated financial statements regarding disposition of properties in 1995 and the effect of such disposition on the comparability of the historical financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has received an unsolidited offer from a third party to buy substantially all of its assets for cash, and is in the process of negotiating a definitive asset purchase agreement. There can be no assurance that the parties will enter into an agreement or, if such agreement is entered into, that the transaction will be consummated. The anticipated sale proceeds from any such transaction would not be adequate to pay all of the Company's indebtedness in full.

         Background. In January 1988, Simmons Communications Merger Corp. merged with and into the Company pursuant to a merger agreement whereby each share of common stock of the Company was converted into the right to receive $27.25 in cash or approximately $129.3 million in the aggregate. As a result of the Merger, the Company became highly-leveraged.

         In October 1992, the 1992 Cable Act was enacted and the FCC imposed extensive regulations on the rates charged by cable television owners and operators. Beginning in 1993, the Company's revenue and cash flow were adversely impacted by these regulations as the Company was required to reduce many of its service rates effective September 1993 and again in August 1994.

         In 1993, the Company extended the maturity date of its senior indebtedness to November 1995 and in conjunction with such extension, agreed to make principal payments of $15 million in January 1994 and $18 million in March 1995. As part of the Company's efforts to satisfy these mandatory payment obligations and provide additional working capital, Scott sold cable systems located in Rancho Cucamonga, California in January 1994 for $23.6 million and Missouri, Oklahoma, Kansas and northern Texas for $12.4 million in February 1995.

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

         In February 1996, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Company sought new financing to replace approximately $62.3 million of debt which had matured and negotiated new terms for approximately $88.4 million of subordinated and junior subordinated debt, including the deferral of cash interest payments for several years. In December 1996, the Bankruptcy Court confirmed the Plan of Reorganization and it became effective on December 18, 1996 concurrently with the Company's consummation of a new senior, secured credit facility which provided for up to $67.5 million in loans and the issuance of Senior and Junior PIK Notes (as defined below) in the aggregate principal amount of $88.4 million. See "Liquidity and Capital Resources."

         Revenues. The Company's revenues are derived principally from monthly subscription fees for basic, satellite and premium services. The Company's systems currently offer customers various levels of cable services consisting of a combination of broadcast television signals and satellite television signals. For an extra monthly charge, the Company's systems also offer "premium" television services to their customers. These services (such as Home

Box Office-Registered Trademark-, Cinemax-Registered Trademark-, Showtime-Registered Trademark- and The Movie Channel-Registered Trademark-) are satellite-delivered channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, presented without commercial interruption. The service options offered by the Company vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected. Substantially all of the Company's systems currently offer a "broadcast basic" package, one or more satellite service tiers and several premium services. Subscribers may choose various combinations of such services.

         For the years ended December 31, 1997, 1996 and 1995, the Company derived approximately $25.3 million, $23.2 million and $22.0 million, respectively, from basic cable service and approximately $2.9 million, $2.8 million and $2.8 million, respectively, from premium cable service.

         Operating Expenses. Operating expenses are principally comprised of expenses associated with technical personnel and the costs of programming services. Generally, increases are based on inflation, change in plant miles and system configuration, increases in the number of subscribers, additions to the number of channels offered to subscribers and increases in subscriber revenue. Historically, basic programming expenses have risen faster than inflation and this trend is expected to continue.

         General and Administrative Expenses. General and administrative expenses are principally comprised of expenses associated with the system offices and related personnel, which generally increase annually based on inflation and subscriber levels. General and administrative expenses also contain costs associated with billing services which are expected to increase as certain systems upgrade their billing systems as needed.

         Marketing Expenses. Over the past three years, the Company has maintained marketing expenses at low and relatively consistent levels. This is primarily due to the fact that the Company's non-urban and rural markets require cable for basic television reception.

         Historical Net Losses. The Company has incurred net losses in four of the five years ended December 31, 1997. The principal items contributing to these net losses are the high levels of interest expense (due to the Company's highly-leveraged financial condition), depreciation of fixed assets and amortization of intangibles in those periods. The Company believes that recurring net losses are not uncommon for cable television companies and expects that such losses will continue. However, the Company believes that future cash flow from operations and its existing debt facilities will provide sufficient working capital for operations for the next several years. See "Liquidity and Capital Resources."

         Business Strategy. The Company believes that non-urban cable television systems generally involve less economic risk than systems in large urban markets. Cable television service is often necessary in non-urban markets to receive a wide variety of television signals (including local broadcast stations). In addition, these markets typically offer fewer competing entertainment alternatives than large urban markets. As a result, non-urban cable television systems usually have a higher basic penetration rate (i.e., the number of homes subscribing to basic cable service as a percentage of homes passed by cable) and a more stable customer base with less "churning" (i.e., customer turnover) than systems in large urban markets. Non-urban systems generally do not carry as many off-air television broadcast signals and, as a result, such systems are not required to have the channel capacity that may be required of large urban systems. The Company believes that non-urban systems also have lower labor, marketing and system construction costs and higher and more predictable operating cash flow margins than large urban markets.

         In June 1995, the FCC extended relief from the rate regulatory provisions of the 1992 Cable Act to small cable operators such as the Company, thereby enabling greater flexibility in establishing service rates. In February 1996, Congress enacted the 1996 Telecom Act which, among other things, deregulated all levels of service, except broadcast basic service, to small cable operators such as the Company. The Company believes that it has the opportunity to increase system cash flow as a result of continued subscriber growth, the recently adopted Small Systems Order and the 1996 Telecom Act. As noted above, this federal legislation significantly reduced the impact of rate regulation on the Company by eliminating certain regulatory burdens imposed by the 1992 Cable Act. As part of its plan to increase system cash flow, Scott has implemented a targeted capital spending program to rebuild and upgrade the suburban Houston group, Alamogordo, Radford and several smaller systems over the next several years.

         During the five years ended December 31, 1997, the number of subscribers of cable television systems currently owned by the Company increased (from 1993 to 1997) by 1,634, 2,945, 1,988, 1,362 and 1,907, respectively. On an actual basis, including the effect of systems sold in 1994 and 1995, the net increase (decrease) in subscribers during the five years ended December 31, 1997 were 2,048, (7,917), (7,616), 1,362 and 1,907, respectively.

         Other. In connection with the Plan of Reorganization, the Company incurred approximately $3.7 million of reorganization expenses for the year ended December 31, 1996, and an immaterial amount in 1997 and 1995.

Results of Operations

Year Ended December 31, 1997 compared with December 31, 1996

                  Revenues. Revenues for the year ended December 31, 1997 increased approximately 8.4% to $32.3 million from $29.8 million in the previous year. This increase was attributable primarily to higher revenue per average subscriber ($35.19 during 1997 compared with $33.02 during 1996, an increase of 6.6%). Average subscribers during 1997 were 76,454 compared with 75,137 during 1996.

                  Basic revenues increased by $2.1 million or 9.1% from $23.2 million to $25.3 million, $1.7 million of which was achieved through a higher basic revenue per average subscriber and $400,000 of which was achieved through a higher level of average equivalent basic subscribers. Revenue from pay television for the 1997 period increased by $100,000 or 3.6% due principally to a higher average revenue per pay unit. Other revenue increased by $300,000 or 8.6% largely due to increases in pay per view revenues and advertising sales.

                  Total Operating, Selling, General and Administrative Expenses. Total operating, selling, general and administrative expenses for the year ended December 31, 1997 decreased by 10.4% to $16.7 million from $18.6 million for the prior year. This was largely due to a decrease in reorganization expenses of approximately $3.5 million offset by increases described below.

                  Operating, selling, general and administrative expenses, excluding reorganization expenses, increased 10.5% or approximately $1.6 million. Approximately $1.0 million of the increase was attributable to higher programming costs. These increases were due to routine increases in rates charged by the programmers, an increase in the number of average subscribers, and the addition of channels to the basic and satellite tier packages offered to subscribers. Bad debt expense increased approximately $200,000 over prior year, representing an increase from 1.0% of revenues in 1996 to 1.6% in 1997. Subscriber billing costs increased approximately $100,000 over 1996 due to the use of more sophisticated billing systems, and to the increase in the average number of subscribers. All other expenses increased approximately $300,000, or 3.8%, principally due to inflation.

                  Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1997 increased by 12.3% to $8.7 million from $7.7 million in the prior year. This increase was principally attributable to depreciation of capital expenditures and the amortization of deferred financing costs.

                  Interest Expense (Net). Interest expense net of interest income for the year ended December 31, 1997 increased by 164% to $20.6 million from $7.8 million in the prior year. This increase was primarily attributable to the cessation of the incurrence of interest on the Company's unsecured debt during much of 1996 as a result of the Company's bankruptcy proceedings.

                  Income Tax. Income tax benefit increased by $9.3 million over 1996. This is primarily attributable to the recognition of deferred tax assets related to net operating loss carryforwards. These assets were previously offset by a valuation allowance. An offer to purchase the Company's assets makes the utilization of such assets more likely than not, resulting in the elimination of the valuation allowance. See "Item 1. Business-Recent Development", and Notes 6 and 11 in the Notes to Consolidated Financial Statements to "Item 8. Financial Statements and Supplementary Data".

                  Net Loss. Net loss for the year ended December 31, 1997 was $4.8 million compared to $4.7 million for the prior year. The largest components of this change were a decrease in reorganization expenses of approximately $3.4 million, an increase in tax benefit of approximately $9.3 million, and an offsetting increase in interest expense of approximately $12.8 million.

Year Ended December 31, 1996 compared with December 31, 1995

         Revenues. Revenues for the year ended December 31, 1996 increased approximately 6.0% to $29.8 million from $28.1 million in the previous year. This increase was attributable primarily to higher revenue per average subscriber ($33.02 during 1996 compared with $31.27 during 1995, an increase of 5.6%), as the effect of gains in subscriber levels of systems currently owned was largely offset by the effects of the sale, in February 1995, of several systems serving approximately 9,500 equivalent basic subscribers as of such date. Average subscribers during 1996 were 75,137 compared with 74,681 during 1995.

         Basic revenues for systems currently owned increased by $1.7 million or 8.0%, $1.2 million of which was achieved through a higher basic revenue per average subscriber and $500,000 of which was achieved through a higher level of average equivalent basic subscribers. Revenue from pay television for the 1996 period increased by $60,000 or 2.2% due principally to a higher average revenue per pay unit. Other revenue increased by $360,000 or 10.7% largely due to higher revenue from pay per view services and higher franchise fees charged to subscribers.

         Total Operating, Selling, General and Administrative Expenses. Total operating, selling, general and administrative expenses, increased by $4.3 million. $3.4 million of this increase is attributable to reorganization expenses. Total operating, selling, general and administrative expenses excluding reorganization expenses, increased by 6.3% to $15.0 million from $14.1 million for the prior year. Amounts included in such prior year expenses related to systems sold in 1995 were $200,000. For systems currently owned, costs and expenses increased by $1.1 million in 1996 as compared to 1995. Approximately 57% of this increase was attributable to higher programming costs for basic service for the year ended December 31, 1996 which increased by 15.0% per average subscriber.

         For systems currently owned, personnel related costs which comprised 26.4% of operating, general and administrative expenses for the year ended December 31, 1996, accounted for an additional 13% of the increase, as they increased by 3.8% principally due to inflationary increases. General inflationary increases and higher costs related to a 3% higher average level of basic subscribers caused the remaining 40% of the increased expenses.

         Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1996 decreased by 16.3% to $7.7 million from $9.2 million in the prior year. This decrease was principally attributable to the absence of amortization of deferred financing costs since they became fully amortized in 1995.

         Interest Expense (Net). Interest expense net of interest income for the year ended December 31, 1996 decreased by 53.6% to $7.8 million from $16.8 million in the prior year. This decrease was primarily attributable to the fact that the Company did not incur approximately $9.8 million of interest on its unsecured debt while it was in bankruptcy.

         Net Loss. Net loss for the year ended December 31, 1996 was $4.6 million compared to $8.7 million for the prior year. This change was the result of the absence of a $5.7 million gain from asset sales which occurred in 1995, an increase in reorganization items of $3.4 million as well as the factors described above.

Liquidity and Capital Resources

         The Company has been highly leveraged since the Merger in 1988. In addition, governmental regulations such as the 1992 Cable Act have adversely affected the Company's cash flow and its ability to service its debt. In February 1996, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in order to refinance a portion of its senior debt which had matured and restructure a portion of its debt. The Company emerged from bankruptcy in December 1996. The following discussion includes a brief description of arrangements concerning the Company's material outstanding indebtedness.

         Loan Agreement. In December 1996, the Company entered into a loan agreement with Finova Capital Corporation (the "Loan Agreement") for a senior, secured credit facility in the aggregate amount of $67.5 million. The credit facility includes a $57.5 million term loan and up to $10.0 million in revolving loans. The loans are secured by, among other things, a lien on substantially all of the Company's real and personal property and a pledge by the Company's stockholders of all of the issued and outstanding shares of common stock of the Company. The proceeds of the initial loans ($63.0 million) were used to refinance existing indebtedness pursuant to the terms and provisions of the Plan of Reorganization and the revolving loans will be used to provide the Company with additional working capital.

         The term loan matures on January 2, 2002. The principal balance of the term loan is payable in quarterly principal installments commencing in January 1998 with an aggregate of $1,050,000 payable in 1998, $1,550,000 due in 1999,
$2,200,000 due in 2000 and $2,600,000 due in 2001. In addition, under the Loan Agreement, the Company is required to use 75% of its annual "excess cash flow," as defined in the Loan Agreement, to reduce the principal outstanding under the term loan, beginning with excess cash flow for the year ended December 31, 1997. The revolving loans also mature on January 2, 2002. Unused portions of the revolving loans may be borrowed and reborrowed at the Company's discretion subject to the applicable commitment and borrowing base limitations.

         The outstanding term and revolving loans currently bear interest at 1.5% per annum above the Citibank, N.A. corporate base rate. The margin above the corporate base rate is subject to change in the event the Company does not meet a fixed ratio of outstanding loans to operating cash flow, which is measured each quarter. As of April 10, 1998, the Company had $57.0 million outstanding pursuant to the term loan and $3.0 million outstanding pursuant to revolving loans (with $7.0 million in availability through revolving loans). At April 10, 1998, outstanding term and revolving loans under the Loan Agreement bore interest at the rate of 10.0% per annum.

         Subject to certain exceptions, the Loan Agreement prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. In addition, the Loan Agreement contains financial covenants which prohibit the Company from making capital expenditures in excess of $5.6 million in 1997, $4.6 million in 1998, $8.3 million in 1999, $7.3 million in 2000 and $2.7 million in 2001. The Loan Agreement limits the ratio of senior debt to cash flow (as defined therein) to
5.0 to 1 through June, 1997, which ratio is reduced to 4.25 to 1 at September 30, 1999 and thereafter. The Loan Agreement also requires a (i) ratio of cash flow to fixed charges to be no less than 1.1 to 1 through 1998 and 1.05 to 1 thereafter and

(ii) a ratio of cash flow to debt service to be no less than 1.85 to 1 except for the four quarters ended September 30, 1999, during which period it must be no less than 1.8 times. At December 31, 1997, the Company was in compliance with these ratios and covenants.

         Senior PIK Notes. On December 18, 1996, the Company executed an indenture with Fleet National Bank, as Trustee (the "Senior Indenture"), pursuant to which the Company issued an aggregate of $49,500,000 in 15% Senior Subordinated Pay-in-Kind Notes due March 18, 2002 (the "Senior PIK Notes"). The Senior PIK Notes have been issued to a depository on behalf of the holders of certain claims under the Plan of Reorganization. The Senior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property which liens are subordinate to the liens created under the Loan Agreement. Interest accrues on the outstanding balance of the Senior PIK Notes at 15% per annum, however, interest will be paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Senior PIK Notes will be due and payable on March 18, 2002.

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

         Junior PIK Notes. On December 18, 1996, the Company executed an indenture with Fleet National Bank, as Trustee (the "Junior Indenture"), pursuant to which the Company issued an aggregate of $38,925,797 in 16% Junior Subordinated Pay-in-Kind Notes due July 18, 2002 (the "Junior PIK Notes"). The Junior PIK Notes have been issued directly to the appropriate class of claimants under the Plan. The Junior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property which liens are subordinate to the liens created under the Loan Agreement and the Senior Indenture. Interest accrues on the outstanding balance of the Junior PIK Notes at 16% per annum, however, interest will be paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Junior PIK Notes will be due and payable on July 18, 2002.

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

         System Upgrades and Rebuilds. The Company's rebuilding and upgrading programs over the last several years have consisted primarily of replacing low channel capacity cable plant with new higher channel capacity trunk and feeder lines and adding headend electronics to utilize increased channel capacity. For the years ended December 31, 1995, 1996, and 1997, capital expenditures by the Company for system rebuilds or upgrades totaled approximately $899,000, $1,882,000, and $2,122,000 respectively. In addition, the Company anticipates that over the next four years it will spend approximately $9.9 million to upgrade and rebuild its systems and approximately $3.9 million for additional plant construction (enabling it to pass approximately 12,800 additional homes). The Company anticipates it will spend approximately $1.0 million and $5.2 million for upgrades and rebuilds and $.8 million and $.9 million for plant construction during 1998 and 1999, respectively. (These amounts are included in the figures set forth immediately above.) The Company's policy has been to utilize fiber optic technology in its rebuild projects, when it is appropriate. The Company believes that the addition of fiber optics in plant construction will extend system reach, improve picture quality, allow for increased channel capacity and improve system reliability.

         The cable television business requires substantial financing for construction, maintenance and expansion of cable plant. The Company has historically financed its capital needs through long-term debt and, to a lesser extent, through cash provided from operating activities.

         Based on the Company's current plan of operations, it is anticipated that the Company's projected cash flow from operations and current debt facilities will provide sufficient working capital for operations, debt service requirements and planned capital expenditures for the next several years. However, there can be no assurance that the Company will not require additional financing prior to that time. The Company's capital requirements depend on, among other things, whether the Company is successful in generating increased revenues and cash flow, governmental regulations affecting the cable television industry generally and the Company's systems in particular, the ability of the Company to successfully renew its franchise agreements and competing technological and market developments. See "Item 1. Business."

Inflation

         Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing are affected by general inflationary factors. However, the Company does not believe that its financial results have been, or will be, materially adversely affected by inflation. The effect of future inflationary pressures on the Company's business will depend on the Company's ability to, among other things, successfully increase rates as it deems appropriate. See "Item
1. Business."

Impact of the Year 2000 Issue

         An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of past practices in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company relies entirely on the use of third party software or service providers using such software. The Company has had discussions with these vendors, and has received assurances that any such problems are being addressed, and will be resolved before the issue begins to cause any incorrect results. Costs to the Company to resolve any Year 2000 problems are not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Scott Cable Communications, Inc. and Subsidiaries - Index to Consolidated
      Financial Statements

                                                                              Page
                                                                              ----
Independent Auditors' Report ...............................................   35
Consolidated Balance Sheets-December 31, 1997 and 1996 .....................   36
Consolidated Statements of Operations-For the Years Ended December 31, 1997,
  1996 and 1995.............................................................   37
Consolidated Statements of Cash Flows-For the Years Ended December 31, 1997,
  1996 and 1995.............................................................   38
Consolidated Statements of Shareholders' Deficiency-For the Years Ended
  December 31, 1997, 1996 and 1995..........................................   39
Notes to Consolidated Financial Statements .................................   40

INDEPENDENT AUDITORS' REPORT

Scott Cable Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Scott Cable Communications, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scott Cable Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, on December 6, 1996 the United States Bankruptcy Court for the District of Delaware entered an order confirming the Company's Second Amended Joint Plan of Reorganization (the "Plan") which became effective on December 18, 1996. Under the Plan, the Company is required to comply with certain terms and conditions as more fully described in Notes 1 and 4.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has received an unsolicited offer from a third party to buy substantially all of its assets for cash, and is in the process of negotiating a definitive asset purchse agreement. There can be no assurance that the parties will enter into an agreement or, if such agreement is entered into, that the transaction will be consummated. The anticipated sale proceeds from any such transaction would not be adequate to pay all of the Company's indebtedness in full. The consolidated financial statements do not include any adjustments that might result from the outcome of this potential sale.

DELOITTE & TOUCHE LLP
Stamford, Connecticut

March 2, 1998, except for Note 11, as to which the date is March 17, 1998

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997 AND 1996


                                                                   1997              1996
                                                                  ------            ------
ASSETS

INVESTMENT IN CABLE TELEVISION SYSTEMS:
  Land and land improvements                                        $28,508          $18,523
  Vehicles                                                        1,652,141        1,400,872
  Buildings and improvements                                        127,326          127,326
  Office furniture and equipment                                    450,732          388,513
  CATV distribution systems and related equipment                38,307,414       39,415,762
                                                                -----------      -----------

    Total property, plant and equipment                          40,566,121       41,350,996
  Less accumulated depreciation                                 (23,084,031)     (24,402,301)
                                                                -----------      -----------
      Total property, plant and equipment - net                  17,482,090       16,948,695

FRANCHISE COSTS - net                                               504,042        3,997,320
GOODWILL - net                                                   19,207,528       19,877,946
DEFERRED FINANCING COSTS - net                                    2,204,128        2,760,110
DEFERRED INCOME TAXES                                            16,529,105          961,846
CASH AND CASH EQUIVALENTS                                         2,821,365          838,232
ACCOUNTS RECEIVABLE less allowance for doubtful accounts of
 $152,301 in 1997 and $105,881 in 1996                              379,073          483,319
PREPAID AND OTHER ASSETS                                            480,414        1,525,334
                                                                -----------      -----------
   TOTAL ASSETS                                                 $59,607,745      $47,392,802
                                                                -----------      -----------
                                                                -----------      -----------

LIABILITIES AND
SHAREHOLDERS' DEFICIENCY

LIABILITIES:

   Notes and loans payable                                     $164,428,668     $151,918,827
   Accounts payable and accrued expenses                          6,334,770        7,087,654
   Unearned income                                                  183,879          172,903
   Deferred income taxes                                          5,838,148          608,443
                                                                -----------      -----------
      Total  liabilities                                        176,785,465      159,787,827
                                                                -----------      -----------

COMMITMENTS AND CONTINGENCIES (See Note 8)

SHAREHOLDERS' DEFICIENCY:
  Common stock                                                       10,000           10,000
  Additional paid- in- capital                                    4,229,850        4,229,850
  Accumulated deficit                                          (121,417,570)    (116,634,875)
                                                                -----------      -----------
      Total shareholders' deficiency                           (117,177,720)    (112,395,025)
                                                                -----------      -----------
   TOTAL  LIABILITIES AND SHAREHOLDERS' DEFICIENCY              $59,607,745      $47,392,802
                                                                -----------      -----------
                                                                -----------      -----------


See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


                                                1997            1996           1995
                                               ------          ------         ------
Revenue                                     $32,287,116     $29,775,231     $28,087,568
                                            -----------     -----------     -----------
Costs and expenses:
  Operating expenses                         11,135,299      10,085,733       9,441,480
  Selling, general and administrative
    expenses                                  5,578,879       8,562,964       4,912,893
  Management fees                             1,452,920       1,339,885       1,263,941
  Depreciation and amortization               8,661,646       7,710,772       9,245,698
                                            -----------     -----------     -----------
    Total costs and expenses                 26,828,744      27,699,354      24,864,012
                                            -----------     -----------     -----------

Operating income                              5,458,372       2,075,877       3,223,556

Interest expense, net of interest income
 of $97,757 in 1997,  $453,491 in 1996      (20,573,419)     (7,788,496)    (16,838,286)
 and $441,517 in 1995

Gain on sale of cable television
 systems and other assets                                         2,675       5,699,717
                                            -----------     -----------     -----------

Loss before income taxes                    (15,115,047)     (5,709,944)     (7,915,013)

Income tax benefit (expense)                 10,332,352       1,032,374        (763,806)
                                            -----------     -----------     -----------
Net loss                                    $(4,782,695)    $(4,677,570)    $(8,678,819)
                                            -----------     -----------     -----------
                                            -----------     -----------     -----------


See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                                           1997           1996            1995
                                                          ------         ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(4,782,695)    $(4,677,570)    $(8,678,819)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation                                       3,941,968       3,527,272       3,467,748
      Amortization                                       4,719,678       4,183,500       5,777,950
      Accretion of notes and loans payable              14,259,841       1,141,663       6,348,835
      Deferred Federal and  state income taxes         (10,337,554)     (1,040,374)        681,739
      Gain on sale of cable television system
       and other assets                                                     (2,675)     (5,699,717)
  Changes in assets and liabilities:
    Increase (decrease) in unearned income                  10,976          (7,877)         (2,203)
    Decrease(increase) in accounts receivable              104,246         (31,271)       (220,267)
    Decrease in prepaid and other assets                 1,044,920       2,556,405       1,711,329
    (Decrease)increase in accounts payable
      and accrued expenses                                (752,884)     (1,603,630)      2,458,108
                                                         ---------       ---------       ---------
Net cash provided by operating activities                8,208,496       4,045,443       5,844,703
                                                         ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (4,508,880)     (4,919,216)     (2,309,803)
  Net proceeds from sale of cable television
   system and other assets                                  33,517          38,463      12,420,629
                                                         ---------       ---------      ----------
Net cash (used in) provided by investing activities     (4,475,363)     (4,880,753)     10,110,826
                                                         ---------       ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on senior bank credit facility               (1,750,000)     (8,328,221)     (4,015,917)
  Payments on senior secured notes                                     (23,110,767)    (10,959,037)
  Payments on senior subordinated notes                                (17,632,698)
  Payments on zero coupon subordinated notes                           (13,307,604)
  Payments on subordinated debentures                                     (500,000)
  Issuance of senior credit facility                                    63,000,000
  Payments of deferred financing costs                                  (2,779,912)
  Other notes payable                                                                      (38,958)
                                                         ---------       ---------      ----------
Net cash used in financing activities                   (1,750,000)     (2,659,202)    (15,013,912)
                                                         ---------       ---------      ----------

Net change in cash and cash equivalents                  1,983,133      (3,494,512)        941,617
Cash and cash equivalents - Beginning of year              838,232       4,332,744       3,391,127
                                                         ---------       ---------      ----------
Cash and cash equivalents - End of year                 $2,821,365        $838,232      $4,332,744
                                                         ---------       ---------      ----------
                                                         ---------       ---------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the year for interest                  $5,014,841     $10,285,074      $8,366,909
                                                         ---------       ---------      ----------
                                                         ---------       ---------      ----------
Cash paid during the year for income taxes                 $12,480         $15,328         $86,400
                                                         ---------       ---------      ----------
                                                         ---------       ---------      ----------
Reorganization items paid during the year
  Legal fees                                              $223,231      $2,419,930        $146,919
  Financial advisory fees                                  427,813       1,835,216         100,000
  Restructuring fee                                                        500,000
  Other                                                     28,128         465,069          14,750
                                                         ---------       ---------      ----------
Total reorganization items paid                           $679,172      $5,220,215        $261,669
                                                         ---------       ---------      ----------
                                                         ---------       ---------      ----------

See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                COMMON STOCK
                      --------------------------------------------------------------
                                Number of shares
                              Issued and Outstanding                Par Value
                              ----------------------   -----------------------------                                      Total
                              Class   Class    Class           Class   Class   Class     Additional    Accumulated    Sharesholders'
                      Common    A       B        C     Common    A       B       C    Paid-In Capital    Deficit        Deficiency
                        (1)    (2)     (3)      (4)      (1)    (2)     (3)     (4)   ---------------  -----------    --------------

Balance at
  January 1, 1995       100       0        0        0   $1,000                          $4,238,850    $(103,278,486)   $(99.038.636)
Net loss                                                                                                 (8,678,819)     (8,678,819)
                     ------  ------   ------   ------    ------                         ----------    -------------   -------------
Balance at
  December 31,1995      100       0        0        0    1,000                           4,238,850     (111,957,305)   (107,717,455)
Net loss                                                                                                 (4,677,570)     (4,677,570)
Recapitalization of
  common stock         (100)  1,000   24,000   75,000   (1,000)  $100  $2,400  $7,500       (9,000)
                     ------  ------   ------   ------    ------  ----  ------  ------   ----------    -------------   -------------
Balance at
  December 31,1996        0   1,000   24,000   75,000        0    100   2,400   7,500    4,229,850     (116,634,875)   (112,395,025)
Net loss                                                                                                 (4,782,695)     (4,782,695)
                     ------  ------   ------   ------    ------  ----  ------  ------   ----------    -------------   -------------
Balance at
  December 31,1997        0   1,000   24,000   75,000       $0   $100  $2,400  $7,500   $4,229,850    $(121,417,570)  $(117,177,720)
                     ------  ------   ------   ------    ------  ----  ------  ------   ----------    -------------   -------------
                     ------  ------   ------   ------    ------  ----  ------  ------   ----------    -------------   -------------

(1) Consists of 100 shares with no par value.

(2) 76,000 shares authorized, $0.10 par value

(3) 24,000 shares authorized, $0.10 par value

(4) 75,000 shares authorized, $0.10 par value


See notes to consolidated financial statements.

                SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.       PETITION FOR REORGANIZATION UNDER CHAPTER 11

         Petition for Reorganization Under Chapter 11 of the United States Bankruptcy Code

         On November 15, 1995, the Bank Loans and Senior Notes of Scott Cable Communications, Inc., and Subsidiaries (the "Company") aggregating approximately $34,440,000 matured. The Company had not been in compliance with certain covenants in its debt agreements, including the timely payment of principal and interest. Such lack of compliance and failure to make payments on a timely basis afforded certain remedies to the holders of the debt, including acceleration of the maturity of the debt. The holders of the Bank Loans and Senior Notes (collectively the "Senior Debt") entered into an agreement (the "Standstill Agreement") with the Company whereby the Senior Debt holders agreed not to take any action against the Company to collect the indebtedness until February 15, 1996. In exchange for this Standstill Agreement, the Company agreed to repay $3,000,000 of principal outstanding on November 15, 1995 and to pay all interest on the Senior Debt for the period from August 15, 1995 through February 15, 1996 in the aggregate amount of approximately $1,808,000. In addition, the Company agreed to accrue an additional 2% interest as a default rate for the period from November 15, 1995 to February 15, 1996.

         Also on November 15, 1995, the Company entered into a similar Standstill Agreement with the holders of its Senior Subordinated Notes which were to mature on January 15, 1996 in the amount of approximately $17,630,000. The Senior Subordinated Notes Standstill Agreement was effective through March 1, 1996. In exchange for this Standstill Agreement, the Company agreed to pay all interest on the Senior Subordinated Notes for the period from August 15, 1995 through February 15, 1996 in the aggregate amount of approximately $1,128,000. In addition, the Company agreed to accrue an additional 2% interest as a default rate for the period from January 15, 1996 to February 15, 1996.

         On February 14, 1996, the Company and its parent corporations filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Court").

         On March 7, 1996, the Court approved a Cash Collateral Stipulation which provided for the Company's use of its cash collateral through December 31, 1996, for expenditures including normal ongoing operating expenses, necessary capital expenditures, management fees, and the costs of the Chapter 11 case.

         In consideration for the use of Cash Collateral, the Company granted the Senior Debt holders and the Senior Subordinated Note holders a replacement lien on all of the Company's property, assets, and rights acquired after February 14, 1996. The Company agreed to pay interest monthly in arrears in cash to the Senior Debt holders.

         On December 6, 1996, the Court confirmed the Company's Second Amended Joint Plan of Reorganization (the "Plan") as modified. On December 18, 1996, the Plan became effective as a result of, among other things: the closing of a $67,500,000 credit facility (See Note 4) and payment in full of the Senior Debt, Senior Subordinated Notes, and the Zero Coupon Subordinated Notes. In addition, certain payments were made to the Indenture Trustee on behalf of the holders of the Subordinated Debentures. The Plan further called for the issuance of two new series of subordinated secured payment-in-kind notes ("PIK") in replacement of the Subordinated Debentures and the Junior Subordinated Debentures. The Plan also called for payment in full of all allowed unsecured pre-petition liabilities, cancellation of the existing common stock of the Company, issuance of a new Class C common stock representing seventy-five percent of the equity to the Subordinated Debenture holders, issuance of new Class B common stock representing twenty-four percent of the equity to the Junior Subordinated Debenture holders; and, issuance of a new Class A common stock to Management representing one percent of the equity (see Note 5).

         Reorganization Items

         Expenses related to the Chapter 11 proceedings are included in the line item selling, general and administrative expenses in the Consolidated Statements of Operations. Reorganization items were immaterial in 1997, $3,673,041 in 1996 and immaterial in 1995.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         Formation of Company

         On January 20, 1988, Simmons Communications Merger Corp. ("Simmons") merged with Scott Cable Communications, Inc. ("Old Scott") to form Scott Cable Communications, Inc., the surviving corporation. Simmons was formed for the purpose of acquiring and merging with Old Scott and had no operations prior to the merger. Scott Cable Communications, Inc. owns and operates cable television systems throughout the United States.

         Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         Investment in Cable Television Systems

         Reception and distribution facilities and equipment additions are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (four to twenty years). The cost of connections for new cable television subscribers, including materials, labor and overhead, are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred, and betterments, replacement of equipment and additions are capitalized.

         Franchise acquisition costs are amortized over ten years using the straight-line method. Ten years represents the approximate weighted average life of the related franchises. Accumulated amortization of franchise costs aggregated $34,775,026 at December 31, 1997 and $31,281,748 at December 31, 1996.

         Deferred financing costs are amortized over the term of the related debt. Accumulated amortization of deferred financing costs aggregated $575,784 at December 31, 1997 and $19,802 at December 31, 1996.

         Goodwill, the excess of purchase price over the value of net assets acquired, is amortized over forty years. Accumulated amortization of goodwill aggregated $7,661,538 at December 31, 1997 and $6,991,120 at December 31, 1996.

         Valuation of Long-Lived Assets

         The Company periodically undertakes a review and valuation of the net carrying value, recoverability and write-off of all categories of its long-lived assets. The Company in its valuation considers current market values of its properties, competition, prevailing economic conditions, government policy including taxation, and the Company's and the industry's historical and current growth patterns. This assessment is based on estimated future cash flows compared with the assets' carrying value. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated cash flows) would be taken.

         Reclassifications

         Certain 1996 and 1995 financial statement amounts have been reclassified to conform with the current year presentation.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and liquid investments with a maturity of three months or less from the date of purchase.

         Restricted Cash

         The Court required the Company to put $387,000 in escrow pending the resolution of a claim by certain of the Company's former Senior Secured Noteholders. The claim included interest computed at the default rate on the then outstanding Senior Secured Notes. The Company filed its objection to the claim on March 18, 1997. This is included in the Balance Sheet Caption "Prepaid and Other Assets". (See Note 11).

         Approximately $100,000 of cash at December 31, 1997 and $500,000 at December 31, 1996 was held in an escrow account to provide funds for indemnification of the Company's Officers and Directors. This is included in the Balance Sheet caption "Prepaid and Other Assets".

         Income Taxes

         The deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities based on presently enacted tax rates.

         Subscription Revenue

         Revenue includes earned subscription revenue and charges for installation. Charges for installations are recognized as revenue upon completion of the connection. Subscription revenues received in advance of services rendered are deferred and recorded as income in the period in which the related services are provided.

         Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

         Disclosure of Fair Value of Financial Instruments

         The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Company's Senior Credit Facility approximated its fair value at December 31, 1997 and 1996. At December 31, 1997 the fair value of the Company's Second Secured PIK Notes and Third Secured PIK Notes, based on quoted market prices, were as follows:


                                      Carrying     Estimated
                                       Amount      Fair Value

         Second Secured PIK Notes   $57,513,289   $51,232,500
         Third Secured PIK Notes     45,665,379     8,953,000


         It is not practicable to estimate the fair value of the Second Secured PIK Notes and Third Secured PIK Notes at December 31, 1996 as there was no market for the Notes at that time.

         Impact of New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company will adopt this standard in 1998.

         In addition, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosure in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

3.       DISPOSITION

         On February 17, 1995, the Company sold its cable television systems located in Missouri, Oklahoma, Kansas, and northern Texas.

         The sales proceeds of this transaction were $12,374,000 of which $11,974,954 was used to make mandatory prepayments of debt. The net carrying value of the assets at the date of sale were as follows:


         Reception and distribution facilities and equipment   $1,348,461
         Franchise cost                                         1,066,589
         Goodwill                                               4,244,189

         The net gain on the transaction was approximately $5,700,000.

4.       NOTES AND LOANS PAYABLE

         Notes and loans payable at December 31, 1997 and 1996 are comprised of the following:

                                                   1997           1996
          Senior Credit Facility (a)           $ 61,250,000   $ 63,000,000
          Second Secured PIK Notes (b)           57,513,289     49,768,125
          Third Secured PIK Notes (c)            45,665,379     39,150,702
                                               ------------   ------------
               Total Notes and Loans Payable   $164,428,668   $151,918,827
                                               ------------   ------------
                                               ------------   ------------


         (a) The Senior Credit Facility is comprised of a $57,500,000 term loan due in increasing quarterly installments beginning January, 1998 with a final payment due on the maturity date (January 2, 2002), and a $10,000,000 Revolving Facility due on the maturity date. Borrowings under the Revolving Facility were $3,750,000 and $5,500,000 at December 31, 1997 and 1996, respectively. Initially, interest is charged at the base rate plus 1.5%. The interest rate was 10% and 9.75% at December 31, 1997, and 1996, respectively. As the leverage decreases, the rate is reduced by one-quarter of 1%.

         (b) The Second Secured PIK Notes were issued in the amount of $49,500,000 in exchange for the outstanding Subordinated Debentures on December 18, 1996 (See Note 1). The Second Secured PIK Notes bear interest semi-annually at the rate of 15% and are due on March 18, 2002. At maturity, the notes will have a fully accreted value of $105,846,852.

         (c) The Third Secured PIK Notes were issued in the amount of $38,925,797 in exchange for the outstanding Junior Subordinated Debentures on December 18, 1996 (See Note 1). The Third Secured PIK Notes bear interest semi-annually at the rate of 16% and are due on July 18, 2002. At maturity, the notes will have a fully accreted value of $91,971,052.

         The Senior Credit Facility is secured by a first lien on substantially all of the Company's assets, including, but not limited to, all tangible property and fixtures, all material leasehold interests, all cash and all liquid investments, and the Company's stock. The Second and Third PIK Notes are secured by second and third liens, respectively, on the Company's assets. The Senior Credit Facility requires the Company to maintain certain debt ratios and covenants.
         At December 31, 1997, the Company was in compliance with these ratios and covenants.

         Debt Maturities

         The following summarizes the maturities of amounts outstanding as of December 31, 1997.

          1998                    $  1,050,000
          1999                       1,550,000
          2000                       2,200,000
          2001                       2,600,000
          2002                     251,667,904
          ----                     -----------
          Total                    259,067,904
          Less future accretion     94,639,236
                                  ------------
          Total                   $164,428,668
                                  ------------
                                  ------------

5.       COMMON SHAREHOLDERS' DEFICIENCY

         Except for the election of Directors, each share of Class A Common Stock has ten votes per share. The holders of Class A Common Stock, voting as a separate class, are entitled to elect two of the Company's five directors. No share of Class A Common Stock may be transferred until all of the shares of Class C Common Stock have been converted into shares of Class A Common Stock pursuant to the Company's Amended and Restated Articles of Incorporation, except as otherwise provided in the Management Agreement.

         Except for the election of Directors, each share of Class B Common Stock has ten votes per share. The holders of Class B Common Stock, voting as a separate class, are entitled to elect one of the Company's five directors.

         Except for the election of Directors, each share of Class C Common Stock has one vote per share. The holders of Class C Common Stock, voting as a separate class, are entitled to elect two of the Company's five directors. Each share of Class C Common Stock will automatically convert into one share of Class A Common Stock upon the earlier of December 31, 1999 or any merger, consolidation, liquidation, reorganization or dissolution of the Company, any sale of all of the Company's systems, or any similar transaction such as a reclassification of the capital stock of the Company or the dividend or other distribution of any corporate assets to the Company's stockholders. The beneficial ownership of the Class C Common Stock is transferable only with the proportional share of the Senior PIK Notes issued to the holders under the Plan (see Note 1).

6.       INCOME TAXES

         The components of the net deferred income tax assets (liabilities) at December 31, 1997 and 1996 were as follows:


                                                  1997             1996
                                                  ----             ----
          Deferred tax assets .............   $ 16,529,105    $ 13,348,309
          Deferred tax liabilities ........     (5,838,148)     (7,976,859)
                                                ----------      ----------
          Net deferred tax asset ..........     10,690,957       5,371,450
          Less: valuation allowance .......                     (5,018,047)
                                                ----------      ----------
           Total net deferred income tax
            asset .........................   $ 10,690,957    $    353,403
                                                ----------      ----------
                                                ----------      ----------


         The net deferred income tax assets (liabilities) are reflected in the consolidated balance sheets as follows:


                                                      1997             1996
                                                      ----             ----

          Deferred income tax assets ..........   $ 16,529,105    $    961,846
          Deferred income tax liabilities .....     (5,838,148)       (608,443)
                                                    ----------        --------
           Total net deferred income
            tax asset .........................   $ 10,690,957    $    353,403
                                                    ----------        --------
                                                    ----------        --------


         Deferred tax assets relate primarily to net operating losses, investment tax credits and Federal Alternative Minimum Tax credit carryforwards. Deferred tax liabilities relate to temporary differences between book and tax depreciation and amortization expenses, and deferred gain on installment sales.

         The components of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 were:


                                                 1997          1996
                                                 ----          ----
          Deferred tax assets
            Net operating losses (Federal)   $13,259,718   $ 9,761,142
            Investment tax credits .......     1,387,481     1,387,481
            Minimum tax credits ..........       969,125       961,846
            Other ........................       912,781     1,237,840
                                             -----------   -----------
          Total deferred tax assets ......   $16,529,105   $13,348,309
                                             -----------   -----------
                                             -----------   -----------

          Deferred tax liabilities
            Depreciation and amortization    $ 2,505,176   $ 3,711,503
            Installment sale .............     3,137,672     3,137,672
            Other ........................       195,300     1,127,684
                                             -----------   -----------
          Total deferred tax liabilities .   $ 5,838,148   $ 7,976,859
                                             -----------   -----------
                                             -----------   -----------

         In 1997, the Company determined that it is more likely than not that the entire deferred tax asset will be utilized, and that the valuation allowance should therefore be eliminated. Previously, the valuation allowance reduced the deferred tax asset. The elimination of the valuation allowance is based, in part, on the pending sale transaction reported in Note 11.

       Income tax (benefit) expense consisted of the following:


                                                     1997          1996          1995
                                                     ----          ----          ----
         Current:
             Federal ......................           --              --      $     55,007
             State and local ...............   $      5,201    $      8,000          27,061
                                               ------------    ------------    ------------
                                                      5,201           8,000          82,068

          Deferred:
             Federal .......................     (9,149,497)       (961,846)        938,220
             State and local ...............     (1,188,056)        (78,528)       (256,482)
                                               ------------    ------------    ------------
                                                (10,337,553)     (1,040,374)        681,738
                                               ------------    ------------    ------------
          Total income tax (benefit) expense   $(10,332,352)   $ (1,032,374)   $    763,806
                                               ------------    ------------    ------------
                                               ------------    ------------    ------------


         The Company has net operating loss carryforwards for income tax purposes at December 31, 1997 of approximately $39,000,000 expiring in years 2011 through 2017, a portion of which are subject to limitation under Section 382 of the Internal Revenue Code. Additionally, the Company anticipates the recognition (for tax purposes only) of a deferred gain on an installment sale of approximately $9,300,000. The Company also has investment tax credit carryforwards, after reductions required by the Tax Reform Act of 1986, of approximately $1,387,000 expiring in years 1999 through 2003.

         The effective income tax rate differs from the statutory rate as a result of the following: (000s)



                                                                 Year Ended December 31
                                                           --------------------------------
                                                              1997        1996        1995
                                                              ----        ----        ----
          Computed tax benefit at federal statutory rate
                on loss before income taxes ............   $ (5,139)   $ (1,941)   $ (2,691)
          Non-deductible bankruptcy cost ...............                    370
          State and local deferred income tax benefit
                net of federal income taxes ............       (476)        (46)       (151)
          Valuation allowance ..........................     (4,860)        363       2,719
          Amortization of goodwill .....................        228         228         228
          Gain on system sale ..........................                              1,443
          Other adjustments ............................        (85)         (6)       (784)
                                                           --------    --------    --------
                                                           $(10,332)   $ (1,032)   $    764
                                                           --------    --------    --------
                                                           --------    --------    --------


7.       TRANSACTIONS WITH RELATED PARTIES

         Scott Cable Management Company, Inc. ("Management") acts as manager for the Company. The Company entered into a new management agreement with Management which became effective January 1, 1997. Under the new agreement, Management is to be paid a management fee equal to 4.25% of total revenues, plus an additional 0.25% of revenues if certain operating results are met (as defined in the management agreement). The Company also reimburses Management for out-of-pocket expenses. The management fee was $1,452,920, $1,339,885 and $1,263,941 for 1997, 1996
         and 1995, respectively. Additionally, the Company reimbursed Management for out-of-pocket expenses in the amount of $59,708, $58,936 and $66,162 for 1997, 1996 and 1995, respectively.

8.       COMMITMENTS AND CONTINGENCIES

         Commitments

         At December 31, 1997 future minimum lease payments, by year and in aggregate, under noncancelable operating leases for equipment, office space and tower site rental were as follows:


          1998               $146,141
          1999                108,350
          2000                 79,937
          2001                 64,147
          2002                 59,547
          Thereafter          136,527
                             --------
          Minimum lease
          payments           $594,649
                             --------
                             --------

         Rent expense for the years ended December 31, 1997, 1996 and 1995 was $472,491, $475,227 and $472,452, respectively.

         Contingencies

         The Company is involved in litigation and regulatory matters which involve certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a materially adverse effect on the Company's financial position or results of operations.


9.       401(K) RETIREMENT SAVINGS PLAN

         The Company's employees are covered by a 401(k) retirement/savings plan covering all employees who meet service requirements. Total plan expenses for the years ended December 31, 1997, 1996 and 1995 were $7,299, $8,522 and $7,482, respectively.


10.      REGULATORY MATTERS

         October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which regulates the cable television industry. Pursuant to the 1992 Cable Act, the Federal Communications Commission (the "FCC") has issued numerous regulations which include provisions regarding rates and other matters. As a result of these regulations, the Company was required to reduce many of its basic service rates effective September 1, 1993 and again on August 1, 1994.

         On June 5, 1995, the FCC extended regulatory rate relief to small cable operators. All of the Company's cable systems qualified for this regulatory relief, which allows for greater flexibility in establishing rates (including increases). On February 8, 1996, Congress enacted the 1996 Telecommunications Act, which, among other things, immediately deregulated all levels of service except broadcast basic service for small cable operators for which all of the Company's cable systems qualified. The Company does not believe there will be a material impact as a result of this regulation.


11.      SUBSEQUENT EVENTS

         The Company has received an unsolicited offer from a third party to buy substantially all of its assets for cash, and is in the process of negotiating a definitive asset purchase agreement. There can be no assurance that the parties will enter into an agreement or, if such agreement is entered into, that the transaction will be consummated. The anticipated sale proceeds from any such transaction would not be adequate to pay all of the Company's indebtedness in full. The consolidated financial statements do not include any adjustments that might result from the outcome of this potential sale.

         On March 17, 1998 the Court ruled in favor of certain of the Company's former Senior Secured Noteholders with respect to their claim for the difference between interest computed at the non- default rate and interest at the default rate for the period the Company was in bankruptcy. As a result of such ruling the Company will release a portion of the cash in escrow to those former Noteholders. Such amounts were substantially accrued during 1996. (See Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent public accountants during the last two fiscal years.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

General

     Manager. The Company and Scott Cable Management Company, Inc. (the "Manager"),entered into a management agreement, dated December 18, 1996 (the "Management Agreement"), pursuant to which the Manager acts as the manager, supervisor and operator of the Company's cable television systems and directs all actions concerning the operation and management of the systems other than extraordinary decisions. The Company pays the Manager a monthly fee equal to 4.25% of its gross revenues, plus reimbursement of out-of-pocket expenses up to a maximum of $300,000 per year, unless such additional expenses have been otherwise approved. The Manager also may be entitled to receive an additional management fee each year of 0.25% of the Company's gross revenues for that year (the "Additional Management Fee"). Whether the Manager is entitled to receive the Additional Management Fee is determined at the end of each year based upon differences between actual and projected operating cash flow for that year. At year end, if the Company's operating cash flow equals or exceeds 90% of projected operating cash flow, the Additional Management Fee, plus accrued interest, shall be paid to the Manager and if at year-end, the Company's operating cash flow is less than 90% but equal to or greater than 80% of projected cash flow, the Additional Management Fee will remain in escrow. To the extent the Company's operating cash flow is less than 80% of projected operating cash flow for any year, the Additional Management Fee is returned to the Company. The Additional Management Fee is paid monthly by the Company into a trust account and accrues interest until paid to the Manager or returned to the Company in accordance with the terms of the Management Agreement. The management fee paid to Manager for 1997 totaled $1,452,920, including the Additional Management Fee.

     The Management Agreement terminates on December 31, 1999, unless earlier terminated in accordance with its terms. Under the Management Agreement, the Company may terminate the agreement after the occurrence of an "event of default" (as defined therein), which events include: (i) the acceleration of indebtedness under the Loan Agreement; (ii) the breach of negative covenants in the Management Agreement concerning competition and self-dealing by the Manager;
(iii) the loss or termination of a significant franchise; (iv) the gross negligence or willful misconduct of the Manager to the extent it has or could have a material adverse effect on the Company; (v) the loss of the services of Mr. Armstrong as President and Chief Executive Officer of the Manager; and (vi) the Company's failure to have operating cash flow in any year which exceeds 77 1/2% of projected operating cash flow for such year. In the event the Management Agreement is terminated as a result of an "event of default" or a "transaction event" does not occur prior to January 1, 2000, the

Manager is required to deposit its shares of Class A Common Stock with a depositary for no additional consideration. The Company believes these provisions will provide an incentive to the Manager with respect to the consummation of a "transaction event" prior to January 2000. In the event the Management Agreement is terminated, the holders of depositary receipts underlying the Class C Common Stock will be entitled to elect four directors. For additional information concerning the definition of a "transaction event," see "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - No Public Market; No Outstanding Convertible Securities".

     Bruce A. Armstrong, a member of the Company's Board of Directors and its President and Chief Executive Officer, is the sole stockholder of the Manager. The Manager has been managing the Company's systems for over ten years. All of the Company's executive officers, other than Mr. J. Paul Morbeck, are employees of an affiliate of the Manager. For additional information concerning certain relationships between the Company and the Manager, see "Item 1. Business - Bankruptcy Proceedings" "Item 12. Security Ownership of Certain Beneficial Owners and Management", "Item 13. Certain Relationships and Related Transactions".

     The Manager is engaged in the management and operation of cable television systems. In the past, an affiliate of the Manager has managed systems owned by third parties at the time it acted as manager of the Company's systems and although the Manager is not currently managing any other systems, it intends to do so in the future. To the extent the Manager manages systems owned by others, the personnel of the Manager who are executive officers of the Company may be required to devote substantial time and effort on matters unrelated to the Company which may result in potential conflicts in use and availability of time and resources. The directors and executive officers of the Company are subject to duties of loyalty and care under applicable law in connection with their conduct with respect to the Company.

     The Company does not believe that the Manager's other business activities will have a material impact on the Company. The Management Agreement prohibits the Manager and its affiliates from managing or owning a cable television system in any area served by the Company's systems which would compete with the Company's systems for subscribers, or from causing the Company to hire employees of the Manager or its affiliates. See "Board of Directors."

     Directors and Executive Officers. The following table sets forth certain information concerning the directors and executive officers of the Company:


Name                         Age                 Positions with the Company
----                         ---                 --------------------------

Bruce A. Armstrong .....     50     President, Chief Executive Officer and Director
John M. Flanagan, Jr ...     55     Senior Vice President, Chief Financial Officer and Director
Day L. Patterson .......     55     Senior Vice President, General Counsel and Secretary
Steven C. Fox ..........     47     Vice President-Finance, Treasurer and Assistant Secretary
Jerold S. Earl .........     49     Vice President-Engineering
J. Paul Morbeck ........     46     Senior Vice President-Operations
Richard H. Churchill, Jr     45     Director
Russell A. Belinsky ....     37     Director




Jarlath A. Johnston ....     49     Director


     The business experience of each of the persons listed above for at least the last five years is as follows:

     Bruce A. Armstrong has been the Company's President since 1993 and Chief Executive Officer since January 1994. From 1988 to 1993, Mr. Armstrong was the Company's Executive Vice President. Mr. Armstrong has been engaged in the cable industry for over 25 years and has had a broad range of management experience at the system, regional and corporate levels. From 1984 to 1988, Mr. Armstrong held various top management positions with Jones Intercable, Inc., including serving as the President of Jones Spacelink, Ltd., a public company, from 1987 to 1988. Prior to 1984, Mr. Armstrong was a general manager and a Vice President at Teltron Cable TV. Mr. Armstrong began his career as a system manager for Tele-Communications, Inc., after graduating college and serving in the Air Force.

     John M. Flanagan, Jr. has been a Senior Vice President and Chief Financial Officer of the Company since 1993. From 1989 to 1992, he served as Vice President of Finance and Treasurer of Metro Mobil CTS, Inc. From 1981 to 1989, Mr. Flanagan was the Vice President-Finance and Chief Financial Officer of Essex Communications Corp. and Affiliated Companies. Prior to 1981, Mr. Flanagan served in various accounting and financial positions at Teleprompter Corporation and prior to that was in public accounting with Deloitte Haskins and Sells. Mr. Flanagan has over 19 years of experience in the cable television industry.

     Day L. Patterson has been Senior Vice President, General Counsel and Secretary of the Company since 1988. Prior to 1988, Mr. Patterson served as Vice President and General Counsel of Group W Satellite Communications, and then as Vice President and Chief Counsel at the cable division of Westinghouse Broadcasting & Cable. Mr. Patterson first joined the cable industry in 1980 as General Counsel of Cablevision Systems Corp. Mr. Patterson began his legal career at a major law firm in New York City.

     Steven C. Fox has been the Vice President-Finance, Treasurer and Assistant Secretary since 1993. Since 1989, Mr. Fox has served as the Company's corporate controller. Mr. Fox served as the Corporate Controller of Multivision Cable T.V. Corp. from 1988 to 1989 and as Regional Controller for Rogers Cable Systems of America, Inc. from 1985 to 1988. Mr. Fox began his career in the cable television industry at Cablecom General, Inc. as Corporate Controller from 1974 to 1985, and General Manager of a subsidiary. Mr. Fox has over 23 years of experience in the cable television industry.

     Jerold S. Earl has been Vice President-Engineering since 1989. Prior to that, he served as Director of Engineering for Jones Spacelink, Ltd. from 1987 to 1989 and was a Division Engineer with Jones Intercable, Inc. with responsibility for 17 systems from 1985 to 1987. From 1972 to 1985, Mr. Earl held various technical positions with Teltron Cable TV. Mr. Earl has over 25 years of experience in the cable television industry.

     J. Paul Morbeck joined the Company as Regional Manager in 1987, became a Vice President in 1992 and became Senior Vice President - Operations in 1996.

From 1975 to 1987, Mr. Morbeck served in various positions in the cable television industry including Director of Operations for a Warner Amex cable division, District Manager for Group W Cable Company, and System Manager at Warner Cable Communications Inc. Mr. Morbeck has 29 years of experience in the cable television industry.

     Richard H. Churchill, Jr. has been a director of the Company since December 1996. Mr. Churchill is a partner of Media/Communications Partners, a Boston-based risk capital firm founded in 1986 which specializes in making private investments in the media, communications and telecommunications industries ("M/C Partners"). Mr. Churchill is a founding partner of M/C Partners and has concentrated his investment activities in the cable television and radio industries. Prior to his joining M/C Partners, Mr. Churchill was a partner at TA Associates, which he joined in 1978. Mr. Churchill is a graduate of Harvard Graduate School of Business (1978) and Dartmouth College (1974).

     Russell A. Belinsky has been a director of the Company since May 1997. Mr. Belinsky has been the Managing Director of Chanin Kirkland Messina LLC ("CKM"), a specialty investment banking firm, since February 1998. From 1990 through January 1998 Mr. Belinsky was the Managing Director of Chanin and Company LLC (the predecessor company to CKM), which he co-founded. He currently is a member of the Board of Directors of Plaid Pantries, Inc., a convenience store chain. See "Item 13. Certain Relationships and Related Transactions."

     Jarlath A. Johnston has been a director of the Company since December 1996. Since 1994, Mr. Johnston has been an independent consultant providing advice on media financings and restructurings. From 1986 to 1990, Mr. Johnston served as a Vice President and from 1990 to 1994 as a Director in the Investment Bank Media Group at Salomon Brothers Inc. From 1984 to 1986, Mr. Johnston was a Vice President in the Media Division of Bankers Trust Company, and from 1980 to 1984 he worked in corporate lending positions at Citibank, N.A.

Board of Directors

     Composition of the Board of Directors. The Company's Amended and Restated Articles of Incorporation (the "Articles of Incorporation") provide that the Board of Directors will consist of five members, two who are considered to be Class A Common Stock directors, two who are considered to be Class C Common Stock directors (until such stock is converted into Class A Common Stock, at which time there will be four Class A Common Stock directors) and one who is considered to be a Class B Common Stock director. Directors are elected annually. As of April 10, 1998, Messrs. Armstrong and Flanagan serve as Class A Common Stock directors, Mr. Churchill serves as the Class B Common Stock director and Messrs. Belinsky and Johnston serve as Class C Common Stock directors.

     Special Provisions Regarding Board Action. Except as otherwise provided in the Articles of Incorporation or below, an act of a majority of the members of the Board of Directors present at any meeting at which a quorum is present constitutes Board authorization. Notwithstanding the foregoing, the Articles of Incorporation provide that an affirmative vote of four of the Company's five directors is required for Board authorization regarding the following Company actions: incurrence of significant additional debt; extraordinary capital expenditures; the declaration of any dividend; the commencement of a voluntary case under the Bankruptcy Code or any similar bankruptcy or insolvency proceeding; or the consent of an involuntary petition for relief. In addition, the Class C Common Stock directors have the sole responsibility to make decisions on behalf of the Board of Directors with respect to the early termination of the Management Agreement as a result of a breach thereof, the selection of a new manager upon such termination, and whether the Management Agreement will be renewed at the end of its term.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

     The Company's Chief Executive Officer and other executive officers, other than J. Paul Morbeck, have not earned or been paid or awarded any plan or non-plan compensation by the Company for services rendered for the year ended December 31, 1997. Each of such persons are paid by an affiliate of the Manager for services rendered to the Company. Pursuant to the Management Agreement, the Manager is paid a management fee (and the Additional Management Fee upon the satisfaction of certain conditions) by the Company in connection with the management and operation of the Company's systems. See "Item 10. Directors and Executive Officers - General - Manager" and "Item 13. Certain Relationships and Related Transactions."

     The following table sets forth compensation awarded to, earned by and paid to the Company's Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus exceeded $100,000 for services rendered to the Company for the year ended December 31, 1997 (collectively the "Named Executive Officers").

                           Summary Compensation Table



     Name and Principal Position             Year    Salary          Bonus       Other       All Other
     ---------------------------             ----    ------          -----      Annual     Compensation
                                                                              Compensation ------------
                                                                              ------------
                                                                   Annual Compensation
                                                                   -------------------
Bruce A. Armstrong (1) ................     1997        -               -          -              -
  President and Chief Executive Officer
J. Paul Morbeck .......................     1997     $125,711     $ 13,000(2)      -       $    125(3)
  Senior Vice President-Operations


(1) Bruce A. Armstrong, the Company's President and Chief Executive Officer is the sole stockholder of the Manager. See "Item 12. Security Ownership of Certain Beneficial Owners and Management,", "Item 10. Directors and Executive Officers of the Registrant -General - Manager" and "Item 13. Certain Relationships and Related Transactions."

(2) Such bonus was based upon Mr. Morbeck's performance in 1996 but was paid by the Company in 1997.

(3) Reflects the amount contributed to the Company's 401(k) plan benefiting Mr. Morbeck.

     In the year ended December 31, 1997, the Company did not grant options to purchase Common Stock to any Named Executive Officer and none of such persons exercised any such options.

     There are no employment agreements between the Company and its executive officers. See "Severance Agreement."

Severance Agreement

     The Company and Mr. Morbeck entered into a severance agreement, dated as of September 1, 1994 (the "Severance Agreement"), which, among other things, provides that if Mr. Morbeck's employment with the Company is terminated within one year of and as a result of a Change of Control (as defined therein) and such termination is not a Termination With Cause (as defined therein) or as a result of a disability, the Company will pay Mr. Morbeck's monthly salary at the highest rate in effect during the twelve months prior to the date of termination, for a period of up to twelve months, the cash value of any accrued and unused vacation time and the costs, during such period, of Mr. Morbeck's continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985.

     In addition, the Severance Agreement provides that in the event that Mr. Morbeck is terminated by the Company for any other reason, other than a Termination With Cause or as a result of a disability, the Company will pay his monthly salary at the highest rate in effect during the twelve months prior to the date of termination, for a period equal to one month for each completed year of employment with the Company and the cash value of any accrued and unused vacation time.

Director Compensation

     Pursuant to the Plan of Reorganization, the Company is required to pay each director a monthly fee of $2,500, other than: (a) any director who is either a member of the official creditors' committee (or an officer, employee or affiliate of such member); (b) an officer, employee or affiliate of the Manager or (c) an officer, employee or affiliate of a holder of the Junior PIK Notes (including the Class B Common Stock). Messrs. Belinsky and Johnston are the only directors who are currently entitled to receive monthly fees. All directors are reimbursed by the Company for reasonable out-of-pocket expenses incurred in performing their duties as directors. See "Item 1. Business -Bankruptcy Proceedings" and "Item 10. Directors and Executive Officers of the Registrant."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company has three classes of common stock, par value $0.10 per share (collectively, the "Common Stock"), issued and outstanding. The following table sets forth certain information regarding the ownership of each class of Common Stock and, except for the election of directors and other matters referred to below in this Form 10-K, the total voting power of the outstanding Common Stock, as of April 10, 1998, by: (i) each person known by the Company to own beneficially more than five percent of any class of outstanding Common Stock;
(ii) each director of the Company; and (iii) all executive officers and directors of the Company as a group (9 persons). Pursuant to a pledge agreement, dated as of December 18, 1996, by and among all of the record holders of the Company's issued and outstanding shares of Common Stock and Finova, individually and as agent for the lenders (collectively, the "Lenders") under the Loan Agreement, as amended by the amended and restated pledge agreement, all of such shares have been pledged to the Lenders as collateral for the Company's obligations under the Loan Agreement. In addition, pursuant to the terms of the Management Agreement the Manager must deposit the 1,000 shares of Class A Common Stock it holds with the Depositary (and divest itself of its legal ownership thereof) in the event the Management Agreement is terminated as a result of (i) an "event of default" (as defined therein) or
(ii) a failure of a "transaction event" to occur by January 1, 2000. For additional information concerning the Management Agreement and the pledge, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and "Item 10. Directors and Executive Officers of the Registrant - General -Manager".


           Name               Number   Percent      Number    Percent     Number    Percent   Percent of
           ----             of Shares  of Class  of Shares   of Class   of Shares  of Class     Total
                            ---------  --------- ---------   --------   ---------  --------   Voting Power
                                                                                              ------------
                                   Class A               Class B             Class C
                               Common Stock(1)        Common Stock(2)     Common Stock(3)
                               ---------------        ---------------     ---------------
Allstate Insurance
Company(4) ...............       --         --         7,999     33.3       --         --        24.6
State Street Bank, as
   depositary(5) .........       --         --          --       --       75,000        100%     23.1
Scott Cable Management
   Company, Inc.(6) ......      1,000        100%       --       --         --         --         3.1
Bruce A. Armstrong(7) ....       --         --          --       --         --         --        --
John M. Flanagan, Jr .....       --         --          --       --         --         --        --
J. Paul Morbeck ..........       --         --          --       --         --         --        --
Richard H. Churchill, ....       --         --        14,801     61.7       --         --        45.5
   Jr.(8)(9)
Russell A. Belinsky(10) ..       --         --          --       --         --         --        --
Jarlath A. Johnston ......       --         --          --       --         --         --        --
David Croll(8)(11) .......       --         --        15,226     63.4       --         --        46.8
Stephen Gormley(8)(12) ...       --         --        14,801     61.7       --         --        45.5
James Wade(8)(13) ........       --         --        14,801     61.7       --         --        45.5
All executive officers and
   directors as a group
   (9 persons)(7)(8)(9) ..       --         --          --       --         --         --        --



(1) Each share of Class A Common Stock generally has ten votes per share. The holders of Class A Common Stock, voting as a separate class, are entitled to elect two of the Company's five directors, except as otherwise described herein. No share of Class A Common Stock may be transferred until all of the shares of Class C Common Stock have been converted into shares of Class A Common Stock pursuant to the Company's Amended and Restated Articles of Incorporation, except as otherwise provided in the Management Agreement.

(2) Each share of Class B Common Stock generally has ten votes per share. The holders of Class B Common Stock, voting as a separate class, are entitled to elect one of the Company's five directors.

(3) Each share of Class C Common Stock generally has one vote per share. The holders of Class C Common Stock, voting as a separate class, are entitled to elect two of the Company's five directors. Each share of Class C Common Stock will automatically convert into one share of Class A Common Stock upon the earlier of December 31, 1999 or a "transaction event" (as described below). The beneficial ownership of the Class C Common Stock is transferable only with the proportional share of the Senior PIK Notes issued to the holders under the Plan of Reorganization.

(4) The address of Allstate Insurance Company is 3075 Sanders Road, Northbrook, Illinois 60062.

(5) Pursuant to the terms of the deposit agreement, dated as of December 18, 1996 (the "Deposit Agreement"), by and among the Company, Fleet National Bank, as depositary, and Fleet National Bank, as trustee for holders (the "Holders") of the Senior PIK Notes, as subsequently assigned by Fleet to State Street Bank (the "Depositary") in November 1997, the Depositary is the record holder of the 75,000 shares of Class C Common Stock on behalf of the Holders, and not as principal, as well as the Senior PIK Notes and the Holders are entitled to depositary receipts evidencing ownership of such securities. Accordingly, the Depositary has no obligation to vote such shares other than pursuant to the written instructions of the Holders in accordance with such agreement. The Depositary disclaims beneficial ownership of the 75,000 shares of Class C Common Stock held by it pursuant to the Deposit Agreement. The mailing address of State Street Bank is Two International Place, Fourth Floor, Boston, Massachusetts 02110.

(6) The Company and the Manager have entered into a management agreement, dated December 18, 1996, pursuant to which the Manager acts as the manager, supervisor and operator of the Company's cable television systems and directs all actions with respect to operations and management other than extraordinary decisions. The Manager is the registered owner of 1,000 shares of the Company's Class A Common Stock. See "Item 10 . Directors and Executive Officers of the Registrant - General - Manager".

(7) Mr. Bruce A. Armstrong, the Company's President and Chief Executive officer, is the sole stockholder of the Manager and may be deemed to beneficially own the shares of Class A Common Stock held by the Manager. See "Item 10. Directors and Executive Officers of the Registrant - General".

(8) Includes Shares held of record by Media/Communications Partners Limited Partnership ("Media Partners"), Chestnut Street Partners, Inc. ("Chestnut Street Partners"), Milk Street Partners, Inc. ("Milk Street Partners") and TA Investors. Such entities hold 13,920, 665, 240 and 641 shares, respectively, of the Class B Common Stock, representing an aggregate of 47.6% of the combined voting power of the Company's Common Stock. Media Partners is a limited partnership. Mr. Richard H. Churchill, a director of the Company, Mr. David Croll, Mr. Stephen Gormley and Mr. James Wade are general partners of a limited partnership which controls Media Partners. Mr. Croll is the sole stockholder of Chestnut Street Partners. Messrs. Churchill, Gormley and Wade are stockholders of Milk Street Partners and can control the affairs of such entity when voting together as a group. TA Investors is a general partnership of which Media Partners is a partner.

(9) Mr. Richard H. Churchill, Jr., a director of the Company, is an indirect equity holder in Media Partners, a stockholder of Milk Street Partners and a partner of TA Investors and may be deemed to share beneficial ownership of the shares of Class B Common Stock held by each of such respective entities. Mr. Churchill is neither a stockholder nor a director of Chestnut Street Partners. The business address of Mr. Churchill is 75 State Street, Suite 2500, Boston, Massachusetts 02109.

(10) Mr. Russell A. Belinsky, a director of the Company, is a Managing Director of Chanin Kirkland Messina LLC. See "Item 1. Business - Bankruptcy Proceedings", "Item 10. Directors and Executive Officers of the Registrant" and "Item 13. Certain Relationships and Related Transactions."

(11) Mr. David Croll is an indirect equity holder in Media Partners and a partner of TA Investors and may be deemed to share beneficial ownership of the shares of Class B Common Stock held by each of such respective entities. Mr. Croll is also the sole stockholder of Chestnut Street Partners and may be deemed to beneficially own the shares of Class B Common Stock held by such entity. The business address of Mr. Croll is 75 State Street, Suite 2500, Boston, Massachusetts 02109.

(12) Mr. Stephen Gormley is an indirect equity holder in Media Partners, a stockholder of Milk Street Partners and a partner of TA Investors and may be deemed to share beneficial ownership of the shares of Class B Common Stock held by each of such respective entities. Mr. Gormley is neither a stockholder nor a director of Chestnut Street Partners. The business address of Mr. Gormley is 75 State Street, Suite 2500, Boston, Massachusetts 02109.

(13) Mr. James Wade is an indirect equity holder in Media Partners, a stockholder of Milk Street Partners and a partner of TA Investors and may be deemed to share beneficial ownership of the shares of Class B Common Stock held by each of such respective entities. Mr. Wade is neither a stockholder nor a director of Chestnut Street Partners. The business address of Mr. Wade is 75 State Street, Suite 2500, Boston, Massachusetts 02109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following is a discussion of certain transactions entered into by the Company and its principal stockholders, executive officers and directors. The Company believes that the terms of these transactions were no less favorable to the Company than would have been obtained from non-affiliated third parties for similar transactions at the time of such transactions. The Company's current policy is that all transactions between the Company and its directors, officers and principal stockholders should be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

     Bruce A. Armstrong, the Company's President and Chief Executive Officer, is the sole stockholder of the Manager. Pursuant to the Management Agreement, the Manager acts as the manager, supervisor and operator of the systems and directs all actions concerning operations and management other than extraordinary decisions. Pursuant to the terms of the Management Agreement, the Company is required to pay the Manager a management fee equal to 4.25% of the Company's gross revenues (as defined in the agreement) and, subject to the satisfaction of certain conditions, an Additional Management Fee of 0.25% of gross revenues. Whether the Manager is entitled to receive the Additional Management Fee is determined at the end of the year based on differences between actual and projected operating cash flow for that year. See Item 10. "Directors and Executive Officers of the Registrant General - Manager." The Company is also required to reimburse the Manager for its reasonable out-of-pocket expenses up to a maximum of $300,000 per year, unless such additional expense reimbursement has been otherwise approved. The Management Agreement expires on December 31, 1999, unless it is terminated earlier in accordance with its terms. For the years ended December 31, 1995, 1996 and 1997 the Company has paid the Manager $1,264,000, $1,340,000 and $1,453,000 respectively, for services rendered pursuant to the Management Agreement or a prior management agreement. The amount paid for 1997 included an Additional Management Fee. Under the prior management agreement between the Company and the Manager, the Manager was paid a management fee equal to 4.5% of the Company's total revenues.

     Pursuant to the Plan of Reorganization, the Manager received 1,000 shares of Class A Common Stock for incentive purposes. No monetary consideration was received by the Company in connection with the issuance of the 1,000 shares of Class A Common Stock. The issuance of the shares was in accordance with the terms of the Plan which was approved by the Bankruptcy Court on December 18, 1996.

     The Company arranges for some of its programming through American Cable Entertainment Programming Company, Inc. ("AmPro"). Bruce A. Armstrong, the Company's President and Chief Executive Officer, is the sole stockholder of AmPro. The Company does not pay any compensation to AmPro in connection with this arrangement.

     In March 1996, Chanin and Company LLC ("Chanin") was retained by the Official Committee of Unsecured Creditors (the "Committee") as its financial advisor in connection with the Company's proceedings before the Bankruptcy Court. Russell A. Belinsky, a director of the Company, is a Managing Director of Chanin. Pursuant to the engagement letter, the Company agreed to pay Chanin a monthly advisory fee of $50,000, plus the sum of $250,000 in connection with the confirmation of the Plan of Reorganization. The Company was also required to reimburse Chanin for all reasonable out-of-pocket expenses. The Company paid Chanin $882,724 in fees and expenses and the Company believes that such amounts represent payment in full for Chanin's services.

     For further information concerning certain arrangements between the Company and its directors and executive officers, see "Item 12. Security Ownership of Certain Beneficial Owners and Management," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

     (a) Index of Financial Statements


         A listing of the consolidated financial statements, notes and independent auditors' report is included in Part II "Item 8:Financial Statements and Supplementary Data".

     (b) Financial Statement Schedules

       Schedule II Valuation and Qualifying Accounts.....................    63

         All other schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K

         No reports were filed on Form 8-K by the Company during the fourth quarter of 1997.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:


Exhibit                        Exhibit Title
Number                         -------------
-------
2.1      Debtors' Second Amended Joint Plan of Reorganization dated October 31,
         1996 (incorporated herein by reference to Exhibit 2.1 to the Company's
         Form 10, as amended, as filed with the Securities and Exchange
         Commission in May, 1997 (the "Form 10")).

3.1 Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10).

3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10).

4.1 Form of certificate of Class A Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10)

10.1     Loan Agreement dated December 18, 1996 between Scott Cable
         Communications, Inc. and Finova Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10).

10.2     Subordination Agreement dated as of December 18, 1996 among Fleet
         National Bank, as Trustee, Fleet National Bank, as Trustee, Scott Cable
         Communications, Inc. and Finova Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10).

10.3     Security Agreement dated as of December 18, 1996 between Scott Cable
         Communications, Inc. and Finova Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10).

10.4 Form of Amended and Restated Pledge Agreement dated as of February 1997 among Scott Cable Management Company, Inc., Media/Communications
         Partners Limited Partnership, Chestnut Street Partners, Inc., Milk
         Street Partners, Inc., TA Investors, Northeast Ventures II, Allstate
         Insurance Company, Fleet National Bank,




         as Trustee, and Finova Capital Corporation (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10).

10.5     Indenture dated as of December 18, 1996 between Scott Cable
         Communications, Inc. and Fleet National Bank, as Trustee (with respect to the 15% Senior Subordinated Pay-In-Kind Notes due March 18, 2002
         (the "Senior PIK Notes")) (incorporated herein by reference to Exhibit
         10.5 to the Company's Form 10).

10.6     Deposit Agreement dated as of December 18, 1996 between and among Scott
         Cable Communications, Inc., Fleet National Bank and Fleet National
         Bank, as Trustee (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10).

10.7     Subordination Agreement dated as of December 18, 1996 among Fleet
         National Bank, as Trustee, Fleet National Bank, as Trustee, and Scott
         Cable Communications, Inc. (with respect to the Senior PIK Notes
         (incorporated herein by reference to Exhibit 10.7 to the Company's Form
         10).

10.8     Security Agreement dated as of December 18, 1996 between Scott Cable
         Communications, Inc. and Fleet National Bank, as Trustee (with respect to the Senior PIK Notes (incorporated herein by reference to Exhibit
         10.8 to the Company's Form 10).

10.9     Indenture dated as of December 18, 1996 between Scott Cable
         Communications, Inc. and Fleet National Bank, as Trustee (with respect to the 16% Junior Subordinated Pay-In-Kind Notes due July 18, 2002 (the
         "Junior PIK Notes")) (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10).

10.10    Security Agreement dated as of December 18, 1996 between Scott Cable
         Communications, Inc. and Fleet National Bank, as Trustee (with respect to the Junior PIK Notes (incorporated herein by reference to Exhibit
         10.10 to the Company's Form 10).

10.11    Management Agreement dated December 18, 1996 between Scott Cable
         Communications, Inc. and Scott Cable Management Company, Inc.
         (incorporated herein by reference to Exhibit 10.11 to the Company's
         Form 10).

10.12    Escrow Agreement dated November 15, 1995 by and between Scott Cable
         Communications, Inc. and Baer Marks & Upham LLP (incorporated herein by reference to Exhibit 10.12 to the Company's Form 10).

10.13    Amendment No.1 to Escrow Agreement dated March 15, 1997 by and between
         Scott Cable Communications, Inc. and Baer Marks & Upham LLP
         (incorporated herein by reference to Exhibit 10.13 to the Company's
         Form 10).

10.14    Escrow Agreement dated as of December 18, 1996 by and among CIG & Co.,
         Metropolitan Life Insurance Company, Scott Cable Communications, Inc.
         and First Union Bank of Connecticut (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10).

10.15    Severance Agreement dated as of September 1, 1994 by and between Scott
         Cable Communications, Inc. and J.P. Morbeck (incorporated herein by reference to Exhibit 10.15 to the Company's Form 10).

11.1 Statement regarding computation of per share earnings. (Not included as the computation can be clearly determined from the material contained in the registration statement.) (incorporated herein by reference to
         Exhibit 11.1 to the Company's Form 10).

21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Form 10)

27.1     Financial Data Schedule.


                                   SCHEDULE II
                        SCOTT CABLE COMMUNICATIONS, INC.
                               VALUATION ACCOUNTS




                                   Balance at                  Charged to                      Balance at
                                  beginning of  Charged to       other         Deductions        end of
           Description (2)          period       expense       accounts        describe          period
           ---------------        ------------  ----------     ----------      ----------      ----------
                                                 Column C
                Column A           Column B      Additions                     Column D        Column E
                --------           --------      ---------                     --------        --------
                                                                                 (1)
Allowance for Doubtful Accounts:
   Year ended December 31, 1995    $ 48,715     $304,484                        $249,504       $103,695
   Year ended December 31, 1996     103,695      310,584                         308,398        105,881
   Year ended December 31, 1997     105,881      511,153                         464,733        152,301


(1)      Uncollectible accounts written off

(2) The deferred tax asset valuation allowance has been omitted from this schedule because the required information is shown in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SCOTT CABLE COMMUNICATIONS, INC.
April 14, 1998


                                       By: /s/ Bruce A. Armstrong
                                           ------------------------
                                           Bruce A. Armstrong
                                           Chairman, President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 1998:

     /s/ Bruce A. Armstrong
     ----------------------            Chairman, President and Chief
     Bruce A. Armstrong                  Executive Officer (principal
                                         executive officer)

     /s/ John M. Flanagan, Jr.
     -------------------------           Senior Vice President, Chief
     John M. Flanagan, Jr.               Financial Officer (principal
                                         financial officer) and Director

     /s/ Steven C. Fox
     ---------------------             Vice President - Finance (principal
     Steven C. Fox                       accounting officer)

     /s/ Russell A. Belinsky
     -----------------------           Director
     Russell A. Belinsky

     /s/ Jarlath A. Johnston
     -----------------------           Director
     Jarlath A. Johnston