Form 10-Q
period 1998-03-31
SCOTT CABLE COMMUNICATIONS INC
filed 1998-05-15
CIK 723272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number 0-22-093

                        SCOTT CABLE COMMUNICATIONS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Texas                                  75-1766202
-------------------------------                ----------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

Four Landmark Square, Suite 302, Stamford, CT         06901
--------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

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

         Yes  |X|  No  |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes  |X|  No  |_|

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at March 31, 1998
                 -----                             -----------------------------
Class A Common Stock, $0.10 par value                           1,000
Class B Common Stock, $0.10 par value                          24,000
Class C Common Stock, $0.10 par value                          75,000

                        SCOTT CABLE COMMUNICATIONS, INC.

                                      INDEX
                                    FORM 10-Q

                                 March 31, 1998

                                                                           Pages
                                                                           -----

PART I:  FINANCIAL INFORMATION

         Item I. Financial Statements:

           Consolidated Balance Sheets as of March 31, 1998 (unaudited)
            and December 31, 1997                                              2

           Consolidated Statements of Operations for the three months
            ended March 31, 1998 and 1997 (unaudited)                          3

           Consolidated Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997 (unaudited)                               4

           Notes to the Consolidated Financial Statements
             (unaudited)                                                     5-6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              7-10

PART II: OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             11

         Signature Page                                                       12

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,
                                                      1998         DECEMBER 31,
                                                   (UNAUDITED)         1997
                                                 --------------    -------------
ASSETS

INVESTMENT IN CABLE TELEVISION SYSTEMS:
  Land and land improvements                           $28,508         $28,508
  Vehicles                                           1,685,611       1,652,141
  Buildings and improvements                           127,326         127,326
  Office furniture and equipment                       457,330         450,732
  CATV distribution systems and related equipment   38,913,498      38,307,414
                                                   -----------     -----------
  Total fixed assets                                41,212,273      40,566,121
  Less accumulated depreciation                    (24,152,609)    (23,084,031)
                                                   -----------     -----------
  Total fixed assets - net                          17,059,664      17,482,090

FRANCHISE COSTS - net                                                  504,042
GOODWILL - net                                      19,036,909      19,207,528
DEFERRED FINANCING COSTS - net                       2,076,478       2,204,128
DEFERRED FEDERAL INCOME TAXES                       18,031,460      16,529,105
CASH AND CASH EQUIVALENTS                            2,949,118       2,821,365
ACCOUNTS RECEIVABLE less allowance for
 doubtful accounts of $138,489
 and $152,301, respectively                            404,493         379,073
PREPAID AND OTHER ASSETS                               417,703         480,414
                                                 -------------   -------------
TOTAL ASSETS                                       $59,975,825     $59,607,745
                                                 =============   =============

LIABILITIES AND
SHAREHOLDERS' DEFICIENCY

LIABILITIES:

   Notes and loans payable                        $167,327,419    $164,428,668
   Accounts payable and accrued expenses             5,858,798       6,334,770
   Unearned income                                     211,493         183,879
   Deferred state  income taxes                      6,398,186       5,838,148
                                                 -------------   -------------
   Total  liabilities                              179,795,896     176,785,465
                                                 -------------   -------------

SHAREHOLDERS' DEFICIENCY:
  Common stock                                          10,000          10,000
  Additional paid-in-capital                         4,229,850       4,229,850
  Deficit                                         (124,059,921)   (121,417,570)
                                                 -------------   -------------

 Total shareholders' deficiency                   (119,820,071)   (117,177,720)
                                                 -------------   -------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY    $59,975,825     $59,607,745
                                                 =============   =============

See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                           Three Months Ended March 31,
                                                1998          1997
                                            -----------    -----------

Revenues                                    $ 8,572,705    $ 7,870,116
                                            -----------    -----------

Costs and expenses:
 Operating expenses                           3,069,335      2,619,678
 Selling, general and administrative
  expenses                                    1,345,912      1,407,841
 Management fees                                385,772        355,328
 Depreciation and amortization                1,886,592      2,106,738
                                            -----------    -----------
    Total costs and expenses                  6,687,611      6,489,585
                                            -----------    -----------

Operating income                              1,885,094      1,380,531

Interest expense, net of interest income
 of $23,821 in 1998 and $22,757 in 1997      (5,469,762)    (4,954,726)
                                            -----------    -----------
Loss before income taxes                     (3,584,668)    (3,574,195)

Income tax benefit                              942,317          4,462
                                            -----------    -----------
Net loss                                    ($2,642,351)   ($3,569,733)
                                            ===========    ===========

See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                    Three Months Ended March 31,
                                                        1998           1997
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           ($2,642,351)   ($3,569,733)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation                                     1,084,281        926,817
      Amortization                                       802,311      1,179,921
      Disposition of Assets                               15,703         15,656
      Accretion of notes and loans payable             3,961,251      3,413,282
      Deferred federal and  state income taxes          (942,317)        (4,462)
  Changes in assets and liabilities:
    Increase (decrease) in unearned income                27,614         (7,500)
    (Increase) decrease in accounts receivable           (25,420)        62,707
    Decrease in prepaid and other assets                  62,711        766,918
    (Decrease) increase in accounts payable
      and accrued expenses                              (475,972)       571,490
                                                     -----------    -----------
Net cash provided by operating activities              1,867,811      3,355,096
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (677,558)    (1,537,967)
                                                     -----------    -----------
Net cash used in investing activities                   (677,558)    (1,537,967)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on senior bank credit facility             (1,062,500)
  Reduction in deferred financing costs                                  17,035
                                                     -----------    -----------
Net cash (used in) provided by financing activities   (1,062,500)        17,035
                                                     -----------    -----------

Net change in cash and cash equivalents                  127,753      1,834,164

Cash and cash equivalents - Beginning of period        2,821,365        838,232
                                                     -----------    -----------
Cash and cash equivalents - End of period            $ 2,949,118    $ 2,672,396
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash paid during the three months for interest       $ 1,582,830    $         0
                                                     ===========    ===========

Cash paid during the three months for income taxes   $       250    $         0
                                                     ===========    ===========

Reorganization items paid during the three months
  Legal fees                                                        $    22,114
  Other                                                                  46,071
                                                     -----------    -----------
Total reorganization items paid                      $         0    $    68,185
                                                     ===========    ===========

See notes to consolidated financial statements.

                        SCOTT CABLE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 1998
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The interim financial statements for Scott Cable Communications, Inc. and consolidated subsidiaries (the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, included within the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 have been made. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to those used in 1998.

NOTE 2 - EMERGENCE FROM BANKRUPTCY

As more fully described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in February, 1996. The Bankruptcy Court (the "Court") confirmed a Plan of Reorganization (the "Plan"), and it became effective on December 18, 1996. Pursuant to the terms of the Plan, the Company entered into an agreement for a new senior, secured credit facility. Proceeds of this facility were used to retire the Company's previously outstanding Senior Debt, Senior Subordinated Notes, and Zero Coupon Subordinated Notes. The Company also issued Senior PIK Notes and Junior PIK Notes in exchange for its previously outstanding Subordinated Debentures and Junior Subordinated Debentures, respectively (see "Liquidity and Capital Resources" discussion in
Item 2 and Annual Report on Form 10-K for additional information).

NOTE 3 - BASIS OF PRESENTATION

Pursuant to the Plan, the Court required the Company to put in escrow the aggregate sum of $387,000 pending the resolution of a claim by certain of the Company's former Senior Secured Noteholders. The claim included interest computed at the default rate on a portion of the then outstanding Senior Secured Notes. The Company objected to the claim. This cash held in escrow is included in the Balance Sheet caption "Prepaid and Other Assets" at March 31, 1998 and December 31, 1997. Such amounts were substantially accrued in 1996 and 1997. On March 17, 1998 the court ruled in favor of the Company's former Senior Secured Noteholders with respect to their claim for the difference between interest computed at the non-default rate and interest at the default rate for the period the company was in bankruptcy. As a result of such ruling, the Company released, in April 1998, approximately $315,000 to those former Noteholders, with the balance of the escrow being returned to the Company.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

Scott Cable Management Company, Inc. ("Management") acts as manager for the Company. Under the agreement, Management is to be paid a management fee equal to 4.25% of total revenues, plus an additional 0.25% of revenues if certain operating results are met. The management fee, including the potential additional 0.25%, was $385,772 and $355,328 for the three months ended March 31, 1998 and 1997, respectively. Additionally, the Company reimbursed Management for out-of-pocket expenses in the amounts of $13,865 and $15,766 for the three months ended March 31, 1998 and 1997, respectively.

NOTE 5 - ADOPTION OF SFAS 130

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the first quarter of 1998, as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, of which the Company had none.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to the Company's Annual Report on Form 10-K for additional information regarding the Company's background and significant accounting policies. The Company's interim financial results discussed below are not necessarily indicative of future performance.

Recent Developments

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 1997, the Company received an unsolicited offer from a third party to buy substantially all of its assets for cash. The Company is continuing to evaluate the offer. There can be no assurance that the parties will enter into an agreement or, if such agreement is entered into, that the transaction will be consummated. The anticipated sale proceeds from any such transaction would not be adequate to pay all of the Company's indebtedness in full.

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

In February 1996, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Subsequently, the Company obtained new financing to replace approximately $62.3 million of debt which had matured and negotiated new terms for approximately $88.4 million of subordinated and junior subordinated debt, including the deferral of cash interest payments for several years. In December 1996, the Bankruptcy Court confirmed the Plan of Reorganization and it became effective on December 18, 1996 concurrently with the Company's consummation of a new senior, secured credit facility which provided for up to $67.5 million in loans and the issuance of Senior and Junior PIK Notes (as defined below) in the aggregate principal amount of $88.4 million. See "Liquidity and Capital Resources" below.

Results of Operations

Three Months ended March 31, 1998 and 1997

Revenues. Revenues for the quarter ended March 31, 1998 increased approximately $703,000, or 8.9% over the same period of the previous year. Average subscribers for the quarter were 77,671 in 1998 compared with 75,946 in 1997.

Revenue from basic services increased approximately $593,000 or 9.6%. Approximately $140,000 of this increase is attributable to the higher average number of subscribers during 1998 compared to 1997, while $453,000 is due to higher average basic revenue per subscriber. The average monthly rate for the quarter increased from $27.11 in 1997 to $29.05 in 1998. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was a sold as a premium service.

Revenue from premium services decreased approximately $7,000 or 1.0% over 1997 due principally to the drop in pay units, offset by an increase in the average pay rate per unit. This net decrease of 7.5% average pay units in 1998 compared to 1997 was due to the repositioning of The Disney Channel as a basic service as discussed above, and the repackaging of Showtime and The Movie Channel services as a single premium service. These three services had been offered individually at retail rates less than the average of all premium services, so the repositioning of these services resulted in a 6.3% higher average rate on the currently offered services.

All other revenues increased by approximately $117,000 or 12.0%. Approximately $62,000 of the increase was attributable to an increase in revenue from pay per view events.

Operating Expenses. Operating expenses increased approximately $450,000, or 17.2% from the quarter ended March 31, 1997 to the same period in 1998. Basic programming costs increased by approximately $335,000, or 27.4%. The increase is due to cost increases from program providers, increased average subscribers, the repositioning of Disney as a basic service, and additional programs being added. Programming costs related to pay per view revenue increased by $25,000 as a function of the increase in pay per view revenues. All other direct operating costs increased by $90,000 from 1997 to 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended March 31, 1998 decreased by approximately $62,000, or 4.4% from the same period of the prior year. Components of the decrease were as follows: bad debt expense decreased approximately $11,000, representing a decrease from 1.4% of revenues in 1997 to 1.2% in 1998; marketing costs dropped approximately $34,000 or 22.1% mostly due to reduced contract marketing costs; wages and fringes decreased by $27,000 or 5.5% mostly due to the staffing vacancies, and other selling, general and administrative expenses increased approximately $10,000.

Management Fees. Management fees increased by approximately $30,000 due to increased revenues.

Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 1998 decreased by approximately $220,000 or 10.4% due to franchise costs being fully amortized. This decrease was offset in part by an increase in depreciation from ongoing capital additions.

Interest Expense. Interest expense, net of interest income increased by approximately $515,000 or 10.4%. This increase was mostly due to the accretion and accrual of interest on the Senior and Junior PIK Notes. This increase was partially offset due to payments on the Term Loan and Revolving Facility.

Income Tax Benefit. Income tax benefit increased by approximately $938,000 over the first quarter 1997. This is primarily attributable to the recognition of the deferred tax benefits arising from the current period's net operating loss. These benefits were previously offset by a valuation allowance which was no longer deemed necessary.

Net Loss. Net loss for the quarter ended March 31,1998 was approximately $2,642,000 as compared to approximately $3,569,000 for the prior year. This change was the net effect of the changes in revenues and expenses as discussed above.

Liquidity and Capital Resources

The Company's ongoing need for capital will be for debt service and capital expenditures to the extent they exceed cash provided from operations. The Company has not incurred additional debt since its restructuring, effective December 18, 1996.

Loan Agreement. The Company's senior credit facility consists of a Term Loan and a Revolving Facility. The $57,500,000 Term Loan is payable in increasing quarterly principal installments which commenced in January, 1998 with an aggregate of $1,050,000 payable in 1998, $1,550,000 due in 1999, $2,200,000 due in 2000, $2,600,000 due in 2001, and a final maturity of January 2, 2002. In addition, under the Loan Agreement, the Company is required to use 75% of its annual "excess cash flow," as defined in the Loan Agreement, to reduce the principal outstanding under the Term Loan. This latter requirement was waived for excess cash flow for 1997. The $10,000,000 Revolving Facility matures on January 2, 2002. Unused portions of the revolving loans may be borrowed and reborrowed at the Company's discretion subject to the applicable commitment and borrowing base limitations.

The outstanding term loan and revolving facility currently bear interest at 1.5% per annum above the Citibank, N.A. corporate base rate. The margin above the corporate base rate is subject to change in the event the Company does not meet a fixed ratio of outstanding loans to operating cash flow, which is measured each quarter. As of March 31, 1998, the Company had $57.2 million outstanding pursuant to the term loan and $2.9 million outstanding pursuant to the revolving facility, and both loans bore interest at the rate of 10.0% per annum.

The loans are secured by, among other things, a lien on substantially all of the Company's real and personal property and a pledge by the Company's stockholders of all of the issued and outstanding shares of common stock in the Company. The proceeds of the initial loans ($63.0 million) were used to refinance existing indebtedness pursuant to the terms and provisions of the Plan of Reorganization and the revolving loans will be used to provide the Company with additional working capital. Subject to certain exceptions, the Loan Agreement prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. In addition, the Loan Agreement contains financial covenants which prohibit the Company from making capital expenditures in excess of $4.6 million in 1998, $8.3 million in 1999, $7.3 million in 2000 and $2.7 million in 2001. The Loan Agreement limits the ratio of senior debt to cash flow (as defined therein) to 5.0 to 1 through June, 1997, which ratio is reduced in steps to 4.25 to 1 at September 30, 1999 and thereafter. At March 31, 1998 the maximum permitted ratio was 4.75 to 1. The Loan Agreement also requires: (1) the ratio of cash flow to fixed charges to be no less than 1.1 to 1 through 1998 and 1.05 to 1 thereafter, and; (2) a ratio of cash flow to debt service to be no less than 1.85 to 1 except for the four quarters ended September 30, 1999, during which period it must be no less than
1.8 times.

Senior PIK Notes. On December 18, 1996, the Company executed an indenture (the "Senior Indenture") with Fleet National Bank, as Trustee (subsequently assigned to State Street Bank and Trust), pursuant to which the Company issued an aggregate of $49,500,000 in 15% Senior Subordinated Pay-in-Kind Notes due March 18, 2002 (the "Senior PIK Notes"). The Senior PIK Notes have been issued to a depository on behalf of the holders of certain claims under the Plan of Reorganization. The Senior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinate to the liens created under the Loan Agreement. Interest accrues on the outstanding balance of the Senior PIK Notes at 15% per annum; however, interest is paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Senior PIK Notes will be due and payable on March 18, 2002.

Subject to certain exceptions, the Senior Indenture prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness without unanimous consent of the Company's Board of Directors, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. The Senior Indenture does not require the Company to maintain any financial ratios.

Junior PIK Notes. On December 18, 1996, the Company executed an indenture (the "Junior Indenture"), with Fleet National Bank, as Trustee (subsequently assigned to State Street Bank and Trust) pursuant to which the Company issued an aggregate of $38,925,797 in 16% Junior Subordinated Pay-in-Kind Notes due July 18, 2002 (the "Junior PIK Notes"). The Junior PIK Notes have been issued directly to the appropriate class of claimants under the Plan. The Junior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinated to the liens created under the Loan Agreement and the Senior Indenture. Interest accrues on the outstanding balance of the Junior PIK Notes at 16% per annum; however; if requested, interest is paid through the issuance of additional notes by the Company ; otherwise the original notes represent the original principal and accrued interest. The principal amount and all accrued interest with respect to the Junior PIK Notes will be due and payable on July 18, 2002.

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

System Upgrades and Rebuilds. The Company anticipates that over the next four years it will spend approximately $9.9 million to upgrade and rebuild its systems and approximately $3.9 million for additional plant construction (enabling it to pass approximately 12,800 additional homes). The Company anticipates it will spend approximately $1.0 million and $5.2 million for upgrades and rebuilds and approximately $.8 million and $.9 million for plant construction during 1998 and 1999, respectively. (These amounts are included in the figures set forth immediately above). The Company's policy has been to utilize fiber optics technology in its rebuild projects, when it is appropriate. The Company believes that the addition of fiber optics in plant construction will extend system reach, improve picture quality, allow for increased channel capacity and improve system reliability.

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

The Company's cash and cash equivalents increased approximately $128,000 for the three months ended March 31, 1998. Interest on the Company's Senior loans is payable quarterly in arrears on the first business day of the subsequent quarter. Consequently, cash and cash equivalents as of March 31,1998 do not reflect the interest payment of approximately $1.5 million made on April 1, 1998. In addition, a mandatory principal payment of $262,500 was made on April 1,1998 on the Term Loan.

Forward-Looking Statements

Certain statements contained in this Form 10-Q including, without limitation, statements containing the words "believes", "anticipates", "may", "intends", expects" and words of similar import, constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (or industry results, performance or achievements) expressed or implied by such forward-looking statements to be substantially different from those predicted. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; and the Company's inability to obtain sufficient financing to continue operations, if necessary. Certain of these factors are discussed in more detail elsewhere in this Form 10-Q.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.   Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCOTT CABLE COMMUNICATIONS, INC.
                                                 (Registrant)

Date:  May 14, 1998                     By:  /s/ John M. Flanagan, Jr.
                                           ------------------------------
                                           John M. Flanagan, Jr.
                                             Senior Vice President
                                             & Chief Financial Officer
                                               (Principal Financial Officer and
                                               Officer Duly Authorized to Sign
                                                 on Behalf of the Registrant)