Form 10-Q
period 1998-06-30
SCOTT CABLE COMMUNICATIONS INC
filed 1998-08-12
CIK 723272

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------

                                  FORM 10-Q

(MARK ONE)

   |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998
                               -------------
                         OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition p
eriod from ________________ to ________________

Commission file number 0-22-093
                       --------

                           SCOTT CABLE COMMUNICATIONS, INC.
                ------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Texas                                      75-1766202
-------------------------------                    -------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

Four Landmark Square, Suite 302, Stamford, CT              06901
-----------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (203) 323-1100
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
          Yes   X        No
              -----         -----

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes   X        No
              -----         -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at July 31, 1998
     ---------------                    ---------------------------------
Class A Common Stock, $0.10 par value                               1,000
Class B Common Stock, $0.10 par value                              24,000
Class C Common Stock, $0.10 par value                              75,000


                          SCOTT CABLE COMMUNICATIONS, INC.

                                       INDEX
                                     FORM 10-Q

                                   June 30, 1998


                                                                           Pages
                                                                           -----

PART I:   FINANCIAL INFORMATION

          Item I.  Financial Statements:

            Consolidated Balance Sheets as of June 30, 1998 (unaudited)
             and December 31, 1997                                             2

            Consolidated Statements of Operations for the three months
             and six months ended June 30, 1998 and 1997 (unaudited)           3

            Consolidated Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997 (unaudited)                          4

            Notes to the Consolidated Financial Statements (unaudited)         5

          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          6-11

PART II:  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                          12


        Signature Page                                                        13

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                           JUNE 30,
                                                             1998            DECEMBER 31,
                                                          (UNAUDITED)            1997
                                                         -------------       -------------
ASSETS

INVESTMENT IN CABLE TELEVISION SYSTEMS:
  Land and land improvements                             $      28,508       $      28,508
  Vehicles                                                   1,709,572           1,652,141
  Buildings and improvements                                   127,326             127,326
  Office furniture and equipment                               457,330             450,732
  CATV distribution systems and related equipment           39,561,095          38,307,414
                                                         -------------       -------------
  Total fixed assets                                        41,883,831          40,566,121
  Less accumulated depreciation                            (25,229,899)        (23,084,031)
                                                         -------------       -------------
  Total fixed assets - net                                  16,653,932          17,482,090

FRANCHISE COSTS - net                                                              504,042
GOODWILL - net                                              18,866,290          19,207,528
DEFERRED FINANCING COSTS - net                               1,948,828           2,204,128
DEFERRED INCOME TAXES                                       19,213,266         16,529,105
CASH AND CASH EQUIVALENTS                                    3,282,363           2,821,365
ACCOUNTS RECEIVABLE less allowance for doubtful
accounts of $125,333 and $152,301, respectively                247,073             379,073
PREPAID AND OTHER ASSETS                                       109,894             480,414
                                                         -------------       -------------

TOTAL ASSETS                                             $  60,321,646       $  59,607,745
                                                         =============       =============

LIABILITIES AND
SHAREHOLDERS' DEFICIENCY

LIABILITIES:

  Notes and loans payable                                $ 170,070,395       $ 164,428,668
  Accounts payable and accrued expenses                      5,251,167           6,334,770
  Unearned income                                              204,375             183,879
  Deferred income taxes                                      6,298,636           5,838,148
                                                         -------------       -------------
  Total liabilities                                        181,824,933         176,785,465
                                                         -------------       -------------

SHAREHOLDERS' DEFICIENCY:
  Common stock                                                  10,000              10,000
  Additional paid- in- capital                               4,229,850         4,229,850
  Deficit                                                 (125,743,137)       (121,417,570)
                                                         -------------       -------------
  Total shareholders' deficiency                          (121,503,287)       (117,177,720)
                                                         -------------       -------------
  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY         $  60,321,646       $  59,607,745
                                                         =============       =============



See notes to consolidated financial statements

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                                1998           1997           1998           1997
                                                           -----------    -----------   -----------     -----------

Revenues                                                   $ 8,667,578    $ 8,081,652   $ 17,240,283    $15,951,768

Costs and expenses:
  Operating expenses                                         3,127,526      2,803,798      6,196,861      5,423,476
  Selling, general and administrative
   expenses                                                  1,195,305      1,358,604      2,541,217      2,698,260
  Management fees                                              390,041        362,502        775,813        717,830
  Depreciation and amortization                              1,394,550      2,121,738      3,281,142      4,228,476
  Reorganization items                                          54,665         92,679         54,665        160,864
                                                           -----------    -----------    -----------    -----------
   Total costs and expenses                                  6,162,087      6,739,321     12,849,698     13,228,906
                                                           -----------    -----------    -----------    -----------

Operating income                                             2,505,491      1,342,331      4,390,585      2,722,862

Interest expense, net of interest income
  of $29,721 and $15,023 for the three months ended
  June 30, 1998 and 1997, and $53,542 and $37,780 for
  the six months ended June 30, 1998 and 1997.              (5,468,980)    (5,039,007)   (10,938,742)    (9,993,733)
                                                           -----------    -----------    -----------    -----------
Loss before income taxes                                    (2,963,489)    (3,696,676)    (6,548,157)    (7,270,871)

Income tax benefit                                           1,280,273         26,658      2,222,590         31,120
                                                           -----------    -----------    -----------    -----------
Net loss                                                   $(1,683,216)   $(3,670,018)   $(4,325,567)   $(7,239,751)
                                                           ===========    ===========    ===========    ===========



See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


                                                      Six Months Ended June 30,
                                                           1998          1997
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(4,325,567)  $(7,239,751)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation                                          2,180,562     1,868,634
  Amortization                                          1,100,580     2,359,842
  Disposition of assets                                    24,544        30,281
  Accretion of notes and loans payable                  7,966,727     6,864,665
  Deferred income taxes                                (2,223,673)      (31,120)
  Changes in assets and liabilities:
  Increase in unearned income                              20,856        16,476
  Decrease  in accounts receivable                        132,000        33,003
  Decrease in prepaid and other assets                    370,520       751,958
  (Decrease) increase in accounts payable
  and accrued expenses                                 (1,083,603)      165,801
                                                      -----------   -----------
Net cash provided by operating activities             $(4,162,946)    4,819,789
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (1,376,948)   (2,914,696)
                                                      -----------   -----------
Net cash used in investing activities                  (1,376,948)   (2,914,696)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on senior bank credit facility              (2,325,000)
  Adjustment in deferred financing costs                                 17,035
                                                      -----------   -----------
Net cash (used in) provided by  financing activities   (2,325,000)       17,035
                                                      -----------   -----------

Net change in cash and cash equivalents                   460,998     1,922,128

Cash and cash equivalents - Beginning of period         2,821,365       838,232
                                                      -----------   -----------
Cash and cash equivalents - End of period             $ 3,282,363   $ 2,760,360
                                                      ===========   ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash paid during the six months for interest          $ 3,448,105   $ 1,772,369
                                                      ===========   ===========

Reorganization items paid during the six months
  Legal fees                                          $    54,665   $    97,121
  Other                                                         -        63,743
                                                      -----------   -----------
                                                      $    54,665   $   160,864
                                                      ===========   ===========


See notes to consolidated financial statements.

                         SCOTT CABLE  COMMUNICATIONS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            QUARTER ENDED JUNE 30, 1998
                                    (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

The interim financial statements for Scott Cable Communications, Inc. and consolidated subsidiaries (the "Company") as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 are unaudited. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, included within the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 have been made. The results of operations for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for the entire year.

As discussed more fully in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments", the Company recently entered into an agreement to sell substantially all of its assets, which provides for the consummation of the sale to be effected through a prepackaged Chapter 11 bankruptcy proceeding. The financial statements included in this Form 10-Q have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidations of liabilities in the ordinary course of business. The financial statements do not include any adjustments anticipating the outcome of either the sale transaction or the bankruptcy proceedings.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to those used in 1998.

NOTE 2 - TRANSACTIONS WITH RELATED PARTIES

Scott Cable Management Company, Inc. ("Management") acts as manager for the Company. Under the agreement, Management is to be paid a management fee equal to 4.25% of total revenues, plus an additional 0.25% of revenues if certain operating results are met. The management fee, including the potential additional 0.25%, was $775,813 and $717,830 for the six months ended June 30, 1998 and 1997, respectively. Additionally, the Company reimbursed Management for out-of-pocket expenses in the amounts of $23,019 and $29,877 for the six months ended June 30, 1998 and 1997, respectively.

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

RECENT DEVELOPMENTS

As reported on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998, the Company entered into a definitive asset sale agreement (the "Sale Agreement") with InterLink Communications Partners, LLLP ("InterLink"), providing for the sale by the Company of substantially all of its assets to InterLink for a purchase price of $165,000,000, subject to closing adjustments.

The Sale Agreement provides for the consummation of the sale to be effected through a prepackaged Chapter 11 bankruptcy proceeding and requires the Company to commence that bankruptcy proceeding by September 30, 1998. In connection therewith, the Company is preparing to commence promptly the pre-bankruptcy solicitation process with respect to its plan of reorganization. Both that plan of reorganization and the Sale Agreement contemplate that all of the Company's trade creditors will be paid in full. The Company's plan of reorganization also contemplates payment in full of the Company's obligations under its senior credit facility and its Senior Subordinated PIK notes, but only partial payment of its Junior Subordinated PIK notes.

The closing of the sale is expected to be consummated in the fourth quarter of this year subject to, among other things, the U.S. Bankruptcy Court's approval of the proposed sale and the Court's confirmation of the Company's prepackaged bankruptcy plan of reorganization, the Federal Trade Commission's grant of any necessary approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Federal Communications Commission's approval of the transfer of certain of the Company's licenses, and the issuance of consents or waivers by various franchising authorities, real property lessors and other third parties.

InterLink is a Colorado limited liability limited partnership and maintains its headquarters in Denver, Colorado. It is an affiliate of and is managed by Rifkin & Associates, Inc., an established manager of cable television systems.

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

                                RESULTS OF OPERATIONS

Six Months ended June 30, 1998 and 1997

REVENUES. Revenues for the six months ended June 30, 1998 increased approximately $1,288,000, or 8.1% over the same period of the previous year. Average subscribers for the six months were 77,392 in 1998 compared with 75,856 in 1997.

Revenue from basic services increased approximately $1,106,000 or 8.8%. Approximately $253,000 of this increase is attributable to the higher average number of subscribers during 1998 compared to 1997, while $853,000 is due to higher average basic revenue per subscriber. The average monthly rate for the quarter increased from $27.49 in 1997 to $29.33 in 1998. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was a sold as a premium service.

Revenue from premium services decreased approximately $2,000 from 1997 due to a decrease in pay units, offset by an increase in the average pay rate per unit.
This net decrease of 10.2%   average pay units  in 1998 compared to 1997 was
partially due to the repositioning of The Disney Channel as a basic service as discussed above, and the repackaging of Showtime and The Movie Channel services as a single premium service. These three services had been offered individually at retail rates less than the average of all premium services, so the repositioning of these services resulted in a higher average rate on the currently offered services. In addition, the average rate per pay unit increased due to a reduction in the number of pay units subscribing at promotional rates.

All other revenues increased by approximately $184,000 or 9.2%. Approximately $50,000 of the increase was attributable to an increase in revenue from pay per view events; approximately $52,000 was from an increase in the number of converters rented; and all other revenues increased approximately $82,000.

OPERATING EXPENSES. Operating expenses increased approximately $773,000, or 14.3% from 1997 to 1998. Basic programming costs increased by approximately $585,000, or 23.2%. The increase is due to cost increases from program providers, increased average subscribers, the repositioning of Disney as a basic service, and additional programs being added. Programming costs related to pay per view revenue increased by $10,000 as a function of the increase in pay per
view revenues.  Premium programming costs   increased $34,000 due to cost
increases from program providers. Franchise fee expenses increased approximately $31,000 as a function of the increase in total revenues. General insurance expense increased approximately $40,000. All other operating costs increased by $73,000 from 1997 to 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . Selling, general and administrative expenses for the six months ended June 30, 1998 decreased by approximately $157,000, or 5.8% from the same period of the prior year. Components of the decrease were as follows: bad debt expense decreased approximately $101,000, representing a decrease from 1.7% of revenues in 1997 to 1.0% in 1998; marketing costs dropped approximately $115,000 mostly due to reduced contract marketing costs; wages and fringes decreased by $24,000 mostly due to the staffing vacancies, and other selling, general and administrative expenses increased approximately $83,000.

MANAGEMENT FEES. Management fees increased by approximately $58,000 due to increased revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $947,000 due to franchise costs being fully amortized. This decrease was offset in part by an increase in depreciation from ongoing capital additions.

REORGANIZATION ITEMS. Reorganization expenses for the six months ended June 30, 1998 consist of legal fees associated with the pending Chapter 11 bankruptcy proceedings as contemplated by the terms of the Sale Agreement (see 'Recent Developments section of this Item 2). Expenses incurred in 1997 were for the Chapter 11 filing in 1996 (see "background" section of this Item 2).

INTEREST EXPENSE. Interest expense, net of interest income increased by approximately $945,000. This increase was principally due to the accretion and accrual of interest on the Senior and Junior PIK notes.

INCOME TAX BENEFIT. Income tax benefit increased by approximately $2,192,000 over the same period for the previous year. This is primarily attributable to the recognition of the deferred tax benefits arising from the current period's net operating loss. These benefits were previously offset by a valuation allowance which is no longer deemed necessary.

NET LOSS.   Net loss for the six months ended June 30,1998 was approximately
$4,326,000 as compared to approximately $7,240,000 for the six months ended June 30, 1997. This change was the net effect of the changes in revenues and expenses as discussed above.

Three Months ended June 30, 1998 and 1997

REVENUES. Revenues for the quarter ended June 30, 1998 increased approximately $586,000, or 7.3% over the same period of the previous year. Average subscribers for the quarter were 77,226 in 1998 compared with 75,891 in 1997.

Revenue from basic services increased approximately $513,000 or 8.1%. Approximately $111,000 of this increase is attributable to the higher average number of subscribers during 1998 compared to 1997, while $402,000 is due to higher average basic revenue per subscriber. The average monthly rate for the quarter increased from $27.83 in 1997 to $29.57 in 1998. The increase was mostly attributable to subscriber rate increases.

Revenue from premium services increased approximately $5,000 or .7% over 1997 due principally to increase in the average pay rate per unit, offset in part by the drop in the average pay units.

All other revenues increased by approximately $68,000 or 6.6%, comprised of numerous small variances.

OPERATING EXPENSES. Operating expenses increased approximately $324,000, or 11.5% from 1997 to 1998. Basic programming costs increased by approximately $250,000, or 19.2%. The increase is due to cost increases from program providers, increase in average number of subscribers and additional programs being added. Programming costs related to premium revenue increased by $32,000 due to cost increases from program providers. All other direct operating costs increased by $42,000 from 1997 to 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . Selling, general and administrative expenses for the quarter ended June 30, 1998 decreased by approximately $163,000, or 12% from the same period of the prior year. Components of the decrease were as follows: bad debt expense decreased approximately $90,000, representing a decrease from 2.0% of revenues in 1997 to
 .8% in 1998; and marketing costs declined approximately $81,000 or 68.5% mostly due to reduced contract marketing costs. Other selling, general and administrative expenses increased approximately $8,000.

MANAGEMENT FEES. Management fees increased by approximately $28,000 due to increased revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $727,000 due to franchise costs being fully amortized. This decrease was offset in part by an increase in depreciation from ongoing capital additions.

REORGANIZATION ITEMS. Reorganization expenses decreased approximately $38,000 (see explanation in comparison of six months ended June 30, 1998 and 1997 above).

INTEREST EXPENSE. Interest expense, net of interest income increased by approximately $430,000. This increase was mostly due to the accretion and accrual of interest on the Senior and Junior PIK notes.

INCOME TAX BENEFIT. Income tax benefit increased by approximately $1,253,000 over the second quarter 1997. This is primarily attributable to the recognition of the deferred tax benefits arising from the current period's net operating loss. These benefits were previously offset by a valuation allowance which is no longer deemed necessary.

NET LOSS.   Net loss for the quarter ended June 30,1998 was approximately
$1,683,000 as compared to approximately $3,670,000 for the prior year. This change was the net effect of the changes in revenues and expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in the "Recent Developments" section of this Item 2., the Company has entered into a Sale Agreement to sell substantially all of its assets, which provides for the consummation of the sale to be effected through a prepackaged Chapter 11 bankruptcy proceeding and requires the Company to commence that bankruptcy proceeding by September 23, 1998. The Company's plan of reorganization also contemplates payment in full of the Company's obligations under its senior credit facility and its Senior Subordinated PIK notes, but only partial payment of its Junior Subordinated PIK notes.

Prior to the closing of the sale, the Company's ongoing need for capital will be for debt service and capital expenditures, which the Company believes can be funded by cash provided from operations. The Company has not incurred additional debt since its restructuring, effective December 18, 1996.

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

The outstanding Term Loan and Revolving Facility currently bear interest at 1.25% per annum above the Citibank, N.A. corporate base rate. The margin above the corporate base rate is subject to change in the event the Company does not meet a specified ratio of outstanding loans to operating cash flow, which is measured each quarter. As of June 30, 1998, the Company had $57 million outstanding pursuant to the Term Loan and $1.95 million outstanding pursuant to the Revolving Facility, each of which bore interest at the rate of 9.75% per annum.

The loans are secured by, among other things, a lien on substantially all of the Company's real and personal property and a pledge by the Company's stockholders of all of the issued and outstanding shares of common stock in the Company. The proceeds of the initial loans ($63.0 million) were used to refinance existing indebtedness pursuant to the terms and provisions of the Plan of Reorganization and the revolving loans are available to provide the Company with additional working capital. Subject to certain exceptions, the Loan Agreement prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. In addition, the Loan Agreement contains financial covenants which prohibit the Company from making capital expenditures in excess of $4.6 million in 1998, $8.3 million in 1999, $7.3 million in 2000 and $2.7 million in 2001. The Loan Agreement limits the ratio of senior debt to cash flow (as defined therein) to 5.0 to 1 through June, 1997, which ratio is reduced in steps to 4.25 to 1 at September 30, 1999 and thereafter. As of June 30, 1998, the Company was in compliance with all of the financial covenants.

At June 30, 1998 the maximum permitted ratio was 4.75 to 1. The Loan Agreement also requires: (1) the ratio of cash flow to fixed charges to be no less than
1.1 to 1 through 1998 and 1.05 to 1 thereafter, and; (2) a ratio of cash flow to debt service to be no less than 1.85 to 1 except for the four quarters ended September 30, 1999, during which period it must be no less than 1.8 times.

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

SYSTEM UPGRADES AND REBUILDS. The Company anticipates that, absent the sale transaction described above, over the next four years it would spend approximately $9.9 million to upgrade and rebuild its systems and approximately $3.9 million for additional plant construction (enabling it to pass approximately 12,800 additional homes). The Company anticipates it will spend approximately $1.0 million and $5.2 million for upgrades and rebuilds and approximately $.8 million and $.9 million for plant construction during 1998 and 1999, respectively. (These amounts are included in the figures set forth immediately above). The Company's policy has been to utilize fiber optics technology in its rebuild projects, when it is appropriate. The Company believes that the addition of fiber optics in plant construction will extend system reach, improve picture quality, allow for increased channel capacity and improve system reliability.

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

The Company's cash and cash equivalents increased approximately $461,000 for
                                        -10-



the six months ended June 30, 1998. Interest on the Company's Senior loans is payable quarterly in arrears on the first business day of the subsequent quarter. Consequently, cash and cash equivalents as of June 30,1998 do not reflect the interest payment of approximately $1.5 million made on July 1, 1998. In addition, a mandatory principal payment of $262,500 was made on July 1,1998 on the Term Loan.

Certain statements contained in this Form 10-Q including, without limitation, statements containing the words "believes", "anticipates", "may", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (or industry results, performance or achievements) expressed or implied by such forward-looking statements to be substantially different from those predicted.

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

SCOTT CABLE COMMUNICATIONS, INC.  ---- FORM  10-Q  ----




Part II.  OTHER INFORMATION

5    Other Information

          The Company's most recent Form 8-K, filed on July 10, 1998, included a copy of that certain Asset Purchase And Sale Agreement dated as of July 1, 1998 (the "Sale Agreement") between the Company and InterLink Communications Partners, LLLP ("Buyer"), providing for the Company's sale of substantially all of its assets to Buyer through a pre-packaged Chapter 11 bankruptcy proceeding. Under the terms of the Sale Agreement, the Company must (i) use its diligent, good faith efforts to obtain the requisite acceptances of the Bankruptcy Plan (the capitalized terms used and not otherwise defined in this paragraph being used as defined in the Sale Agreement) from all holders of impaired claims within seventy-five (75) days after the Signature Date and (ii) commence the Bankruptcy Case not later than seventy-five (75) days after the Signature Date. By an Amendment No. 1 dated as of August 5, 1998, the Company and Buyer have amended the Sale Agreement so as to extend the foregoing 75-day period by seven days, thereby making that period an eighty-two (82) day period and thereby giving the Company an additional seven days in which to accomplish the foregoing tasks. A copy of the foregoing Amendment No. 1 is filed with this Form 10-Q as
Exhibit 10.1 hereto.


6    Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Amendment No. 1 dated as of August 5, 1998 to Asset Purchase And Sale Agreement dated as of July 1, 1998 between the Company and InterLink Communications Partners, LLLP.

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on July 10, 1998, wherein the Company reported that it had entered into an Asset Purchase And Sale Agreement dated as of July 1, 1998 (the "Sale Agreement") between the Company and InterLink Communications Partners, LLLP ("Buyer"), providing for the Company's sale of substantially all of its assets to Buyer through a prepackaged Chapter 11 bankruptcy proceeding. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for additional information. The Sale Agreement was filed as an exhibit with the foregoing Form 8-K. See items 5 and 6(a)10 of this Form 10-Q for information as to Amendment No. 1 to the Sale Agreement (a copy of which Amendment No. 1 is filed as Exhibit 10.1 hereto).

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

                              SCOTT CABLE COMMUNICATIONS, INC.
                              --------------------------------
                                        (Registrant)



Date: August 12, 1998         By: /s/ John M. Flanagan, Jr.
                                 -----------------------------
                                 John M. Flanagan, Jr.
                                          Senior Vice President
                                          & Chief Financial Officer
                                              (Principal Financial Officer and
                                              Officer Duly Authorized to Sign on
                                                   Behalf of the Registrant)

                                    EXHIBIT LIST


10.1 Amendment No. 1 dated as of August 5, 1998 to Asset Purchase And Sale Agreement dated as of July 1, 1998 between the Company and InterLink Communications Partners, LLLP.

27       Financial Data Schedule.