Form 10-Q
period 1998-09-30
SCOTT CABLE COMMUNICATIONS INC
filed 1998-11-13
CIK 723272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-22-093

                        SCOTT CABLE COMMUNICATIONS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Texas                                      75-1766202
-------------------------------                    ------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

Four Landmark Square, Suite 302, Stamford, CT             06901
---------------------------------------------          ----------
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

      Yes |X|  No |_|

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at October 31, 1998
               -----                        -------------------------------
Class A Common Stock, $0.10 par value                                 1,000
Class B Common Stock, $0.10 par value                                24,000
Class C Common Stock, $0.10 par value                                75,000

                        SCOTT CABLE COMMUNICATIONS, INC.

                                      INDEX
                                    FORM 10-Q

                               September 30, 1998

                                                                           Pages
                                                                           -----
PART I:  FINANCIAL INFORMATION

         Item I. Financial Statements:

            Consolidated Balance Sheets as of September 30, 1998
              (unaudited) and December 31, 1997                                2

            Consolidated Statements of Operations for the three
              months and nine months ended September 30, 1998 and 1997
              (unaudited)                                                      3

            Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1998 and 1997 (unaudited)                    4

            Notes to the Consolidated Financial Statements
              (unaudited)                                                      5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              6-11

PART II: OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             12

         Signature Page                                                       13

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,
                                                           1998             DECEMBER 31,
                                                        (UNAUDITED)             1997
                                                       -------------       -------------
ASSETS

INVESTMENT IN CABLE TELEVISION SYSTEMS:
  Land and land improvements                           $      28,508       $      28,508
  Vehicles                                                 1,710,954           1,652,141
  Buildings and improvements                                 127,326             127,326
  Office furniture and equipment                             460,386             450,732
  CATV distribution systems and related equipment         40,056,696          38,307,414
                                                         -----------         -----------
  Total fixed assets                                      42,383,870          40,566,121
  Less accumulated depreciation                          (26,262,299)        (23,084,031)
                                                         -----------         -----------
  Total fixed assets - net                                16,121,571          17,482,090

FRANCHISE COSTS - net                                                            504,042
GOODWILL - net                                            18,646,335          19,207,528
DEFERRED FINANCING COSTS - net                             1,809,832           2,204,128
DEFERRED INCOME TAXES                                     18,962,055          16,529,105
CASH AND CASH EQUIVALENTS                                  1,070,207           2,821,365
ACCOUNTS RECEIVABLE less allowance for
  doubtful accounts of $99,268
  and $152,301, respectively                                 298,376             379,073
PREPAID AND OTHER ASSETS                                   1,035,140             480,414
                                                       -------------       -------------
TOTAL ASSETS                                           $  57,943,516       $  59,607,745
                                                       =============       =============

LIABILITIES AND
SHAREHOLDERS' DEFICIENCY

LIABILITIES:

   Notes and loans payable                             $ 173,812,820       $ 164,428,668
   Accounts payable and accrued expenses                   3,486,974           6,334,770
   Unearned income                                           205,474             183,879
   Deferred income taxes                                   5,723,749           5,838,148
                                                       -------------       -------------
   Total  liabilities                                    183,229,017         176,785,465
                                                       -------------       -------------

SHAREHOLDERS' DEFICIENCY:
  Common stock                                                10,000              10,000
  Additional paid- in- capital                             4,229,850           4,229,850
  Deficit                                               (129,525,351)       (121,417,570)
                                                       -------------       -------------
 Total shareholders' deficiency                         (125,285,501)       (117,177,720)
                                                       -------------       -------------
 TOTAL  LIABILITIES AND SHAREHOLDERS' DEFICIENCY       $  57,943,516       $  59,607,745
                                                       =============       =============

See notes to consolidated financial statements.

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                              Three Months                     Nine Months
                                                           Ended September 30,             Ended September 30,
                                                          1998            1997            1998             1997
                                                       -----------     -----------     -----------     -----------
Revenues                                               $ 8,593,257     $ 8,098,525     $25,833,540     $24,050,293

Costs and expenses:
  Operating expenses                                     3,167,870       2,819,521       9,364,731       8,242,997
  Selling, general and administrative
    expenses                                             1,359,066       1,334,756       3,900,283       4,193,880
  Management fees                                          386,697         364,433       1,162,510       1,082,263
  Depreciation and amortization                          1,390,713       2,161,228       4,671,855       6,389,704
  Bankruptcy costs                                         693,430                         748,095
                                                       -----------     -----------     -----------     -----------
    Total costs and expenses                             6,997,776       6,679,938      19,847,474      19,908,844
                                                       -----------     -----------     -----------     -----------

Operating income                                         1,595,481       1,418,587       5,986,066       4,141,449

Interest expense, net of interest income of
  $27,256 and $26,730 for the three months
  ended September 30, 1998 and 1997, and
  $80,798 and $64,510 for the nine months
  ended September 30, 1998 and 1997                     (5,701,371)     (5,304,265)    (16,640,113)    (15,297,998)
                                                       -----------     -----------     -----------     -----------
Loss before income taxes                                (4,105,890)     (3,885,678)    (10,654,047)    (11,156,549)

Income tax  benefit                                        323,676          19,380       2,546,266          50,500
                                                       -----------     -----------     -----------     -----------
Net loss                                              ($ 3,782,214)   ($ 3,866,298)   ($ 8,107,781)   ($11,106,049)
                                                       ===========     ===========     ===========     ===========

SCOTT CABLE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                       Nine Months Ended September 30,
                                                           1998             1997
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($  8,107,781)  ($ 11,106,049)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation                                        3,212,324       2,849,941
      Amortization                                        1,459,531       3,539,763
      Disposition of assets                                  23,906          24,693
      Accretion of notes and loans payable               12,234,152      10,540,458
      Deferred income taxes                              (2,547,349)        (57,779)
  Changes in assets and liabilities:
    Increase in unearned income                              21,595          24,102
    Decrease  in accounts receivable                         80,697          65,443
    (Increase) decrease in prepaid and other assets        (554,726)        717,383
    Decrease in accounts payable
      and accrued expenses                               (2,847,796)       (179,714)
                                                       ------------    ------------
Net cash provided by operating activities                 2,974,553       6,418,241
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (1,875,711)     (3,866,541)
                                                       ------------    ------------
Net cash used in investing activities                    (1,875,711)     (3,866,541)
                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on senior bank credit facility                (2,850,000)
  Adjustment in deferred financing costs                                     17,035
                                                       ------------    ------------
Net cash (used in) provided by  financing activities     (2,850,000)         17,035
                                                       ------------    ------------

Net change in cash and cash equivalents                  (1,751,158)      2,568,735

Cash and cash equivalents - Beginning of period           2,821,365         838,232
                                                       ------------    ------------
Cash and cash equivalents - End of period              $  1,070,207    $  3,406,967
                                                       ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash paid during the nine months for interest          $  6,380,084    $  3,367,932
                                                       ============    ============

Cash paid during the nine months for income taxes      $          0    $     12,480
                                                       ============    ============

Bankruptcy costs paid during the nine months
  Legal fees                                           $    709,173
  Other                                                      38,922
                                                       ------------
                                                       $  5,748,095
                                                       ============

See notes to consolidated financial statements.

                        SCOTT CABLE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements for Scott Cable Communications, Inc. and subsidiaries (the "Company") as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 are unaudited. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31,1997 and 1996 and for each of the three years in the period ended December 31, 1997, included within the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 have been made. The results of operations for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the entire year.

The Company recently entered into an agreement to sell substantially all of its assets, which provides for the consummation of the sale to be effected through a prepackaged Chapter 11 bankruptcy proceeding. After obtaining consent from the majority of its secured creditors, the Company filed its prepackaged liquidating Chapter 11 plan (the "Prepackaged Plan") with the U.S. Bankruptcy Court in Bridgeport, Connecticut on October 1, 1998. The Company's Prepackaged Plan contemplates payment in full of the Company's obligations under its senior credit facility and its Senior Subordinated PIK notes, but only partial payment of its Junior Subordinated PIK notes. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for additional information). The financial statements included in this Form 10-Q have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidations of liabilities in the ordinary course of business. The financial statements do not include any adjustments anticipating the outcome of either the sale transaction or the bankruptcy proceedings.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to those used in 1998.

NOTE 2 - TRANSACTIONS WITH RELATED PARTIES

Scott Cable Management Company, Inc. ("Management") acts as manager for the Company. Under the agreement, Management is to be paid a management fee equal to 4.25% of total revenues, plus an additional 0.25% of revenues if certain operating results are met. The management fee, including the potential additional 0.25%, was $1,162,510 and $1,082,263 for the nine months ended September 30, 1998 and 1997, respectively. Additionally, the Company reimbursed Management for out-of-pocket expenses in the amounts of $35,525 and $41,918 for the nine months ended September 30, 1998 and 1997, respectively.

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

The Sale Agreement provides for the consummation of the sale to be effected through a prepackaged Chapter 11 bankruptcy proceeding. The Company obtained approval of the Prepackaged Plan by a majority of its secured creditors, and, as reported on Form 8-K filed with the Securities and Exchange Commission on October 2, 1998, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Bridgeport, Connecticut on October 1, 1998. Both the Prepackaged Plan and the Sale Agreement contemplate that all of the Company's trade creditors will be paid in full. The Company's Prepackaged Plan also contemplates payment in full of the Company's obligations under its senior credit facility and its Senior Subordinated PIK notes, but only partial payment of its Junior Subordinated PIK notes.

The closing of the sale is expected to be consummated in the fourth quarter of this year or the first quarter of 1999 subject to, among other things, the U.S. Bankruptcy Court's approval of the proposed sale and the Court's confirmation of the Company's Prepackaged Plan, the Federal Trade Commission's grant of any necessary approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Federal Communications Commission's approval of the transfer of certain of the Company's licenses, and the issuance of consents or waivers by various real property lessors and other third parties.

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

In 1993, the Company extended the maturity date of its senior indebtedness to November 1995 and in conjunction with such extension, agreed to makeprincipal payments of $15 million in January 1994 and $18 million in March 1995. As part of the Company's effort to satisfy these mandatory payment obligations and provide additional working capital, the Company sold cable systems located in Rancho Cucamonga, California in January 1994 for $23.6 million and Missouri, Oklahoma, Kansas and northern Texas for $12.4 million in February 1995.

In October 1995, the Company failed to make an interest payment on its outstanding subordinated debentures andin November 1995, the Company's senior secured debt aggregating approximately $34.4 million matured and the Company failed to pay such debt on maturity. The Company entered into 90-day standstill agreements with holders of its senior bank loans and notes and holders of its senior subordinated notes in order to seek refinancing alternatives; however, the Company was unable to refinance its obligations or negotiate a restructuring on favorable terms prior to the expiration of the agreements.

In February 1996, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "1996 Plan"). Subsequently, the Company obtained new financing to replace approximately $62.3 million of debt which had matured and negotiatednew terms for approximately $88.4 million of subordinated and junior subordinated debt, including the deferral of cash interest payments for several years. In December 1996, the Bankruptcy Court confirmed the 1996 Plan and it became effective on December18, 1996 concurrently with the Company's consummation of a new senior, secured credit facility which provided for up to $67.5 million in loans and the issuance of Senior and Junior PIK Notes (as defined below) in the aggregate principal amount of $88.4 million. See "Liquidity and Capital Resources" below.

                              Results of Operations

Nine Months ended September 30, 1998 and 1997

Revenues. Revenues for the nine months ended September 30, 1998 increased approximately $1,783,000, or 7.4% over the same period of the previous year. Average subscribers for the nine months were 77,611 in 1998 compared with 76,304 in 1997.

Revenue from basic services increased approximately $1,574,000 or 8.4%. Approximately $322,000 of this increase is attributable to the higher average number of subscribers during 1998 compared to 1997, while $1,252,000 is due to higher average basic revenue per subscriber. The average monthly rate for the period increased from $27.43 in 1997 to $29.22 in 1998. A portion of this increase was due to the fact that The Disney Channel was added to the Company's Satellite Tier, one of its basic services, in most of its cable systems, whereas formerly it was a sold as a premium service.

Revenue from premium services decreased approximately $35,000 from 1997 due to a decrease in the average pay units. This was offset by an increase in the average pay rate per unit. This decrease in the average pay units in 1998 compared to 1997 was partially due to the repositioning of The Disney Channel as a basic service as discussed above, and the repackaging of Showtime and The Movie Channel services as a single premium service. These three services had been offered individually at retail rates less than the average of all premium services, so the repositioning of these services resulted in a higher average rate on the currently offered services.

All other revenues increased by approximately $244,000 or 8.0%. Approximately $45,000 of the increase was attributable to an increase in revenue from pay per viewevents; approximately $66,000 was from an increase in the number of converters rented; advertising revenue increased by approximately $48,000; and all other revenues increased approximately $85,000.

Operating Expenses. Operating expenses increased approximately $1,122,000, or 13.6% from 1997 to 1998. Basic programming costs increased by approximately $836,000, or 21.9%. The increase is due to cost increases from program providers, increased average subscribers, the repositioning of Disney as a basic service, and additional programs being added. Premium programming costs increased $27,000 due to cost increases from program providers, offset by the decline in the average number of pay units. Operating wages increased $42,000 due to normal rate increases. Franchise fee expenses increased approximately $39,000 as a function of the increase in total revenues. General insurance expense increased approximately $29,000. Property tax increased $38,000 mostly due to the increase in the assessed value of assets from the rebuilding of plant in prior periods. All other operating costs increased by $111,000 from 1997 to 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased by approximately $294,000, or 7.0% from the same period of the prior year. Components of the decrease were as follows: bad debt expense decreased approximately $104,000 , representing a decrease from 1.6% of revenues in 1997 to 1.1% in 1998; marketing costs dropped approximately $106,000 mostly due to reduced contract marketing costs; and all other selling, general and administrative expenses increased by approximately $77,000.

Management Fees. Management fees increased by approximately $80,000 due to increased revenues.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $1,718,000 due to franchise costs being fully amortized. This decrease was offset in part by an increase in depreciation from ongoing capital additions.

Bankruptcy costs. Bankruptcy costs for the nine months ended September 30, 1998 consist primarily of legal fees associated with the Chapter 11 bankruptcy proceedings.

Interest Expense. Interest expense, net of interest income increased by approximately $1,342,000. This increase was principally due to the accretion and accrual of interest on the Senior and Junior PIK notes.

Income Tax Benefit. Income tax benefit increased by approximately $2,496,000 over the same period for the previous year. This is primarily attributable to the recognition of the deferred tax benefits arising from the current period's net operating loss. These benefits were previously offset by a valuation allowance which is no longer deemed necessary.

Net Loss. Net loss for the nine months ended September 30,1998 was approximately $8,108,000 as compared to approximately $11,106,000 for the nine months ended September 30, 1997. This change was the net effect of the changes in revenues and expenses as discussed above.

Three Months ended September 30, 1998 and 1997

Revenues. Revenues for the quarter ended September 30, 1998 increased approximately $495,000, or 6.1% over the same period of the previous year. Average subscribers for the quarter were 77,165 in 1998 compared with 76,237 in 1997.

Revenue from basic services increased approximately $468,000 or 7.4%. Approximately $77,000 of this increase is attributable to the higher average number of subscribers during 1998 compared to 1997, while $391,000 is due to higher average basic revenue per subscriber. The average monthly rate for the quarter increased from $27.65 in 1997 to $29.34 in 1998. The increase was mostly attributable to subscriber rate increases.

Revenue from premium services decreased approximately $33,000 or 4.6% over 1997 due principally to a drop in the average pay units.

All other revenues increased by approximately $60,000 or 5.8%.

Operating Expenses. Operating expenses increased approximately $348,000, or 12.4% from 1997 to 1998. Basic programming costs increased by approximately $251,000, or 19.4%. The increase is due to cost increases from program providers, an increase in the average number of subscribers and additional programs being added. Operating wages and related fringe benefits, net of capitalization of direct labor costs and overhead, increased approximately $62,000 due to fewer capital projects in 1998 compared to 1997, and from normal annual wage increases. Programming costs related to premium revenue decreased by $7,000 due to the drop in the average pay units; this was offset by cost increases from program providers. All other direct operating costs increased by $42,000 from 1997 to 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended September 30, 1998 increased by approximately $24,000, or 1.8% from the same period of the prior year.

Management Fees. Management fees increased by approximately $22,000 due to increased revenues.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $771,000 due to franchise costs being fully amortized. This decrease was offset in part by an increase in depreciation from ongoing capital additions.

Bankruptcy costs. Bankruptcy costs consist primarily of legal fees associated with the Chapter 11 bankruptcy proceedings.

Interest Expense. Interest expense, net of interest income increased by approximately $397,000. This increase was mostly due to the accretion and accrual of interest on the Senior and Junior PIK notes.

Income Tax Benefit. Income tax benefit increased by approximately $304,000 over the third quarter 1997. This is primarily attributable to the recognition of the deferred tax benefits arising from the current period's net operating loss. These benefits were previously offset by a valuation allowance which was no longer deemed necessary.

Net Loss. Net loss for the quarter ended September30,1998 was approximately $3,782,000 as compared to approximately $3,866,000 for the prior year. This change was the net effect of the changes in revenues and expenses as discussed above.

Liquidity and Capital Resources

As discussed in the "Recent Developments" section of this Item 2., the Company has entered into a Sale Agreement to sell substantially all of its assets, which provides for the consummation of the sale to be effected through a prepackaged Chapter 11 bankruptcy proceeding, which commencedon October 1, 1998. The Company's Prepackaged Plan contemplates payment in full of the Company's obligations under its senior credit facility and its Senior Subordinated PIK notes, but only partial payment of its Junior Subordinated PIK notes.

During the pendency of the bankruptcy proceedings, all payments of principal and interest are suspended. The Company's only ongoing need for capital during this period will be for bankruptcy costs and capital expenditures, which the Company believes can be funded by cash provided from operations. The Company has not incurred additional debt since its restructuring, effective December 18, 1996.

Loan Agreement. The Company's senior credit facility consists of a Term Loan and a Revolving Facility. The $57,500,000 Term Loan is payable in increasing quarterly principal installments which commenced in January, 1998 with an aggregate of $1,050,000 payable in 1998, $1,550,000 due in 1999, $2,200,000 due in 2000, $2,600,000 due in 2001, and a final maturity of January 2, 2002, or upon the sale of substantially all of the Company's assets, if earlier. In addition, under the Loan Agreement, the Company is required to use 75% of its annual "excess cash flow," as defined in the Loan Agreement, to reduce the principal outstanding under the term loan. This latter requirement was waived for excess cash flow for 1997. The $10,000,000 Revolving Facility matures on January 2, 2002

The outstanding Term Loan and Revolving Facility currently bear interest at 1.25% per annum above the Citibank, N.A. corporate base rate. The margin above the corporate base rate is subject to change in the event the Company does not meet a specified ratio of outstanding loans to operating cash flow, which is measured each quarter. At September 30, 1998, the Company had $56.45 million outstanding pursuant to the Term Loan and $1.95 million outstanding pursuant to the Revolving Facility, each of which bore interest at the rate of 9.75% per annum for all but the last day of the third quarter. On September 30, 1998, the interest rate decreased to 9.50%.

The loans are secured by, among other things, a lien on substantially all of the Company's real and personal property and a pledge by the Company's stockholders of all of the issued and outstanding shares of common stock in the Company. The proceeds of the initial loans ($63.0 million) were used to refinance existing indebtedness pursuant to the terms and provisions of the 1996 Plan. Subject to certain exceptions, the Loan Agreement prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactionswith affiliates. In addition, the Loan Agreement contains financial covenants which prohibit the Company from making capital expenditures in excess of $4.6 million in 1998, $8.3 million in 1999, $7.3 million in 2000 and $2.7 million in 2001. The Loan Agreement limits the ratio of senior debt to cash flow (as defined therein) to 5.0 to 1 through June, 1997, which ratio is reduced in steps to 4.25 to 1 at September 30, 1999 and thereafter.

At September 30, 1998 the maximum permitted ratio was 4.50to 1. The Loan Agreement also requires: (1) the ratio of cash flow to fixed charges to be no less than 1.1 to 1 through 1998 and 1.05 to 1 thereafter, and; (2) the ratio of cash flow to debt service to be no less than 1.85 to 1 except for the four quarters ended September 30, 1999, during which period it must be no less than
1.8 times.

Senior PIK Notes. On December 18, 1996, the Company executed an indenture (the "Senior Indenture") with Fleet National Bank, as Trustee (subsequently assigned to State Street Bank and Trust), pursuant to which the Company issued an aggregate of $49,500,000 in 15% Senior Subordinated Pay-in-Kind Notes due March 18, 2002 (the "Senior PIK Notes"). The Senior PIK Notes have been issued to a depository on behalf of the holders of certain claims under the Plan of Reorganization. The Senior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinate to the liens created under the Loan Agreement. Interest accrues on the outstanding balance of the Senior PIK Notes at 15% per annum; however, interest is paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Senior PIK Notes will be due and payable on March 18, 2002 or upon the sale of substantially all of the Company's assets, if earlier.

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

Junior PIK Notes. On December 18, 1996, the Company executed an indenture (the "Junior Indenture"), with Fleet National Bank, as Trustee (subsequently assigned to State Street Bank and Trust) pursuant to which the Company issued an aggregate of $38,925,797 in 16% Junior Subordinated Pay-in-Kind Notes due July 18, 2002 (the "Junior PIK Notes"). The Junior PIK Notes have been issued directly to the appropriate class of claimants under the 1996 Plan. The Junior PIK Notes are secured by, among other things, a lien on substantially all of the Company's real and personal property, which liens are subordinated to the liens created under the Loan Agreement and the Senior Indenture. Interest accrues on the outstanding balance of the Junior PIK Notes at 16% per annum and is paid through the issuance of additional notes by the Company. The principal amount and all accrued interest with respect to the Junior PIK Notes will be due and payable on July 18, 2002 or upon the sale of substantially all of the Company's assets, if earlier.

Subject to certain exceptions, the Junior Indenture prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes (including mergers, acquisitions and sales of assets), dividends, the making of specified investments and certain transactions with affiliates. The Junior Indenture does not require the Company to maintainany financial ratios.

System Upgrades and Rebuilds. The Company anticipates that, absent the sale transaction described above, over the next four years it would spend approximately $9.9 million to upgrade and rebuild its systems and approximately $3.9 million for additional plant construction (enabling it to pass approximately 12,800 additional homes). The Company anticipates it will spend approximately $1.0 million and $5.2 million for upgrades and rebuilds and approximately $.8 million and $.9 millionfor plant construction during 1998 and 1999, respectively. (These amounts are included in the figures set forth immediately above). The Company's policy has been to utilize fiber optics technology in its rebuild projects when it is appropriate. The Company believes that the addition of fiber optic in plant construction will extend system reach, improve picture quality, allow for increased channel capacity and improve system reliability.

Absent the sale transaction, it is anticipated that the Company's projected cash flow from operations and current debt facilities would provide sufficient working capital for operations, debt service requirements and planned capital expenditures for the next several years. However, there can be no assurance that the Company will not require additional financing prior to that time. The Company's capital requirements depend on, among other things, whether the Company is successful in generating increased revenues and cash flow, governmental regulations affecting the cable television industry generally and the Company's systems in particular, the ability of the Company to successfully renew its franchise agreements and competing technological market developments.

The Company's cash and cash equivalents decreased approximately $1,751,000 for the nine months ended September 30, 1998. Interest on the Company's Senior loans is payable quarterly in arrears on on or before the first business day of the subsequent quarter. The Company made a quarterly interest and mandatory $262,500 principal payment on its Loan agreement, normally payable October 1, 1998, on September 30, 1998.

Year 2000 Issue

An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice may result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company is working with its equipment vendors to determine if the various components of its cable television systems are Year 2000 compliant. Although this review process is not yet complete, to date there are no situations which will require any material capital outlays to resolve. In its general business operations, the Company relies entirely on the use of third party software or service providers using such software. The Company has had discussions with these vendors, and has received assurances that any such problems have already been resolved, or are being addressed, and will be resolved before the issue begins to cause any incorrect results. Costs to the Company to resolve any Year 2000 problems are not expected to be material.



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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          27. Financial Data Schedule

      (b) Reports on Form 8-K

            The Company filed a Form 8-K on October 2, 1998, wherein the Company reported that it had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Bridgeport, Connecticut.

            The Company filed a Form 8-K on July 10, 1998, wherein the Company reported that it had entered into an Asset Purchase And Sale agreement dated as of July 1, 1998 (the "Sale Agreement") between the Company and InterLink Communications partners, LLLP ("Buyer"), providing for the Company's sale of substantially all of its assets to Buyer through a prepackaged Chapter 11 bankruptcy proceeding. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Recent Developments" for additional information. The Sale Agreement was filed as an exhibit with the from 8-K. See items 5 and 6(a)10 of this form 10-Q for information as to Amendment No. 1 to the Sale agreement.

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

                                SCOTT CABLE COMMUNICATIONS, INC.
                                --------------------------------
                                         (Registrant)

Date:  November 13, 1998             By: /s/ John M. Flanagan, Jr.
                                         ----------------------------------
                                         John M. Flanagan, Jr.
                                          Senior Vice President
                                          & Chief Financial Officer
                                            (Principal Financial
                                            Officer and Officer Duly
                                            Authorized to Sign on
                                            Behalf of the Registrant)